Form 10-Q
period 2021-09-30
GigCapital5, Inc.
filed 2021-11-15
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40839

GigCapital5, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one redeemable warrant	GIA.U	New York Stock Exchange
Common Stock, par value $0.0001 per share	GIA	New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one share of common stock at an exercise price of $11.50 per share	GIA.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 12, 2021, the registrant had 29,545,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL5, INC.

Condensed Balance Sheet

(Unaudited)

September 30, 2021
ASSETS
Current assets
Cash	$2,051,697
Prepaid expenses and other current assets	725,400
Total current assets	2,777,097
Cash and marketable securities held in Trust Account	232,300,000
Interest receivable on cash and marketable securities held in Trust Account	127
Other assets	346,580
TOTAL ASSETS	$235,423,804
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,226,599
Payable to related parties	8,552
Accrued liabilities	290,786
Other current liabilities	38
Total current liabilities	1,525,975
Warrant liability	444,119
Deferred underwriting fee payable	9,200,000
Total liabilities	11,170,094
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 23,000,000 shares at a redemption value of $10.10 per share	232,300,089
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding	655
Additional paid-in capital	—
Accumulated deficit	(8,047,034)
Total stockholders’ deficit	(8,046,379)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$235,423,804

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30, 2021	Period from January 19, 2021 (Date of Inception) through September 30, 2021
Revenues	$—	$—
General and administrative expenses	142,971	178,720
Loss from operations	(142,971)	(178,720)
Other income (expense)
Other expense	(61,346)	(61,346)
Interest income on marketable securities held in Trust Account	127	127
Loss before provision for income taxes	(204,190)	(239,939)
Provision for income taxes	38	38
Net loss and comprehensive loss	$(204,228)	$(239,977)
Net income attributable to common stock subject to possible redemption	$89	$89
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	750,000	270,588
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00
Net loss attributable to non-redeemable common stock	$(204,317)	$(240,066)
Weighted-average non-redeemable common shares outstanding, basic and diluted	9,699,293	8,779,216
Net loss per share, non-redeemable common stock, basic and diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended September 30, 2020	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2021	10,047,500	$1,005	$23,995	$(35,749)	$(10,749)
Sale of common stock to Founders in private placement at $10 per share	795,000	80	7,949,920	—	7,950,000
Issuance of common stock to insider for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	95,199	—	95,200
Sale of common stock in initial public offering, including over-allotment, net of offering costs	23,000,000	2,300	216,803,960	—	216,806,260
Surrender of common stock by Founder	(4,312,500)	(431)	431	—	—
Fair value of warrants	—	—	(382,773)	—	(382,773)
Shares subject to redemption	(23,000,000)	(2,300)	(232,297,789)	—	(232,300,089)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	7,807,057	(7,807,057)	—
Net loss	—	—	—	(204,228)	(204,228)
Balance as of September 30, 2021	6,545,000	$655	$—	$(8,047,034)	$(8,046,379)

	Common Stock		Additional
Period from January 19, 2021 (Date of Inception) through September 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 19, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.002488 per share	10,047,500	1,005	23,995	—	25,000
Sale of common stock to Founders in private placement at $10 per share	795,000	80	7,949,920	—	7,950,000
Issuance of common stock to insider for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	95,199	—	95,200
Sale of common stock in initial public offering, including over-allotment, net of offering costs	23,000,000	2,300	216,803,960	—	216,806,260
Surrender of common stock by Founder	(4,312,500)	(431)	431	—	—
Fair value of warrants	—	—	(382,773)	—	(382,773)
Shares subject to redemption	(23,000,000)	(2,300)	(232,297,789)	—	(232,300,089)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	7,807,057	(7,807,057)	—
Net loss	—	—	—	(239,977)	(239,977)
Balance as of September 30, 2021	6,545,000	$655	$—	$(8,047,034)	$(8,046,379)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statement of Cash Flows

(Unaudited)

Period from January 19, 2021 (Date of Inception) through September 30, 2021
OPERATING ACTIVITIES
Net loss	$(239,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	61,346
Interest earned on cash and marketable securities held in Trust Account	(127)
Stock-based compensation	95,200
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(725,400)
Payable to related parties	8,552
Accounts payable	1,107,969
Accrued liabilities	13,180
Other current liabilities	38
Other assets	(346,580)
Net cash used in operating activities	(25,799)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,850,000
Proceeds from sale of Private Placement Units to Founders	7,950,000
Borrowing from related parties	133,465
Repayment of borrowing from related parties	(133,465)
Payment of offering costs	(447,504)
Net cash provided by financing activities	234,377,496
Net increase in cash during period	2,051,697
Cash, beginning of period	—
Cash, end of period	$2,051,697
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$118,630
Offering costs included in accrued liabilities	$277,606
Fair value of warrant liability	$382,773
Deferred underwriting fee payable	$9,200,000
Change in value of common stock subject to possible redemption	$15,493,829

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

GigCapital5, Inc. (the “Company”) was incorporated in the state of Delaware on January 19, 2021. The Company was founded as a blank check company or special purpose acquisitions company (“SPAC”), formed by an affiliate of the serial SPAC issuer GigCapital Global, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On September 23, 2021, the registration statement on Form S-1 (File No. 333-254038), as amended (the “Registration Statement”), relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission (“SEC”).

The Company entered into an underwriting agreement with Wells Fargo Securities, LLC and William Blair & Company, L.L.C. (collectively, the “Underwriters”) on September 23, 2021 to conduct the Offering of 20,000,000 units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock (a “Public Share”), $0.0001 par value (“Common Stock”), and one redeemable warrant (a “Public Warrant”). Each Public Warrant is exercisable for one share of Common Stock at a price of $11.50 per full share.

On September 28, 2021, the Company consummated the Offering of 23,000,000 Public Units, including the issuance of 3,000,000 Public Units as a result of the Underwriters exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the Offering, the Company consummated the closing of a private placement sale (the “Private Placement”) to the Company’s sponsor GigAcquisitions5, LLC, a Delaware limited liability company (the “Founder” or “Sponsor”) of 795,000 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit. The Private Placement generated aggregate gross proceeds of $7,950,000.

Following the closing of the Offering, net proceeds in the amount of $225,400,000 from the sale of the Units and proceeds in the amount of $6,900,000 from the sale of Private Placement Units, for a total of $232,300,000, were placed in a trust account (“Trust Account”), which is described further below.

Transaction costs for the Offering amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

The Trust Account

The funds in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 12 months from the closing of the Offering (or up to 18 months in total if the Company extends the period of time to consummate its initial Business Combination up to six times by an additional one month each time; provided that at the beginning of each one-month extension, the Sponsor (or its designees) must deposit into the Trust Account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the Offering (including such proceeds from the exercise of the Underwriters’ over-allotment option, if exercised) for each one-month extension of the time period to complete the initial Business Combination, in each case, in exchange for a non-interest bearing, unsecured promissory note); or (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related stockholders’ rights.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of Common Stock are recorded at the redemption amount and classified as temporary equity. The amount in the Trust Account of $232,300,000 represents 23,000,000 Public Shares at $10.10 per Public Share.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination in conjunction with a stockholder vote pursuant to a proxy solicitation (meaning the Company would not conduct redemptions pursuant to the tender offer rules), the amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934), will be restricted from redeeming its shares of Common Stock with respect to an aggregate of more than 15% of the shares of Common Stock sold in this Offering without the prior consent of the Company.

The Company will have 12 months from the closing date of the Offering to complete its initial Business Combination (or up to 18 months in total if the Company extends the period of time to consummate its initial Business Combination up to six times by an additional one month each time; provided that at the beginning of each one-month extension, the Sponsor (or its designees) must deposit into the Trust Account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the Underwriters’ over-allotment option, if exercised) for each one-month extension of the time period to complete the initial Business Combination, in each case, in exchange for a non-interest bearing, unsecured promissory note). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company

(“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any public shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.

Liquidity

As of September 30, 2021, the Company had cash outside the Trust Account of $2,051,697 available for working capital needs and working capital of $1,251,122. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of Common Stock.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the sale of Private Placement Units.

If the proceeds not held in the Trust Account become insufficient to allow the Company to operate for at least 12 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the periods it was outstanding. Since the Company was in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2021	Period from January 19, 2021 (Date of Inception) through September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$89	$89
Net income attributable to common stock subject to possible redemption	$89	$89
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	750,000	270,588
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(204,228)	$(239,977)
Less: net income attributable to common stock subject to redemption	(89)	(89)
Net loss attributable to non-redeemable common stock	$(204,317)	$(240,066)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	9,699,293	8,779,216
Net loss per share non-redeemable common stock, basic and diluted	$(0.02)	$(0.03)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

Offering costs in the amount of $13,193,740 consist of legal, accounting, underwriting fees and other costs incurred through the Offering date that are directly related to the Offering. Offering costs were charged to stockholders’ deficit and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2021, 23,000,000 shares of Common Stock were issued and outstanding and subject to possible redemption.

Stock-based Compensation

Stock-based compensation related to restricted stock awards are based on the fair value of common stock on the grant date. The shares underlying certain of the Company’s restricted stock awards are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination. Therefore, the related stock-based compensation for the shares subject to forfeiture will be recognized upon the completion of a Business Combination, unless the related shares are forfeited prior to a Business Combination occurring.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s Common Stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Common Stock warrants. At that time, the portion of the warrant liability related to the Common Stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 19, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. OFFERING

On September 28, 2021, the Company completed the Offering whereby the Company sold 23,000,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Warrant. Each whole Public Warrant is exercisable for one share of Common Stock at a price of $11.50 per full share. Under the terms of the warrant agreement dated September 23, 2021 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination to register the shares of Common Stock underlying the Public Warrants.

Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

On November 1, 2021, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on November 4, 2021. Any Units not separated will continue to trade on the Nasdaq under the symbol “GIA.U”. Any underlying shares of common stock and warrants that are separated will trade on the Nasdaq under the symbols “GIA,” and “GIA.WS”, respectively.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from January 19, 2021 (date of inception) to September 30, 2021, the Founder purchased a net of 5,735,000 shares of Common Stock (the “Founder Shares”), after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 5,000 insider shares to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated September 23, 2021 between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the Business Combination. The Founder Shares are identical to the Common Stock included in the Public Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering. Each Private Placement Unit consists of one share of the Company’s Common Stock and one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

The Company’s Founder and the Insiders have agreed not to transfer, assign or sell any of their respective Founder Shares, shares held by the Insiders, Private Placement Units, shares or other securities underlying such Private Placement Units that they may hold until the date that is (i) in the case of the Founder Shares or shares held by the Insiders, the earlier of (A) six months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s common stock equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units and shares or other securities underlying such Private Placement Units, until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

Administrative Services Agreement and Other Agreements

The Company has agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on September 24, 2021, the date the securities were first listed on the NYSE, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

On September 23, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Treasurer and Chief Financial Officer, who holds 5,000 insider shares. Mr. Weightman is initially receiving $2,500 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided, as may be mutually agreed by the parties. The Company will pay Mr. Weightman for services rendered since September 23, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the Offering.

Related Party Loans

The Company entered into a promissory note agreement with the Founder under which $125,000 was loaned to the Company for the payment of expenses related to the Offering. The promissory note was non-interest bearing, unsecured and was repaid on September 24, 2021.

In August 2021, the Company entered into a promissory note agreement with GigManagement, LLC, an affiliate of the Founder, under which $8,465 was loaned to the Company as a general working capital loan. The promissory note was non-interest bearing, unsecured and was repaid on September 29, 2021.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s Founder and the Insiders will be entitled to registration rights pursuant to a registration rights agreement signed on September 23, 2021. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Public Units to cover any over-allotments, at the Offering price less the underwriting discounts and commissions. On September 28, 2021, the over-allotment was exercised in full by the Underwriters.

The Company paid an underwriting discount of $0.20 per Public Unit Offering price to the Underwriters at the closing of the Offering. The underwriting discount was paid in cash. In addition, the Company has agreed to pay deferred underwriting commissions of $0.40 per Public Unit, or $9,200,000 in the aggregate, including the Underwriters’ over-allotment option which was exercised in full. The deferred underwriting commission will become payable to the Underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, including the performance of services specified therein.

The Underwriters will use their commercially reasonable efforts to provide the Company with the following services: 1) originating and introducing potential targets for a Business Combination to the Company; 2) arranging non-deal roadshows on behalf of the Company in connection with a proposed Business Combination; 3) assisting the Company in meeting its securities exchange listing requirements following the closing of the Offering; and 4) providing capital markets advice and liquidity to the Company following the closing of the Offering. If the Company uses its best efforts (and the Underwriters use commercially reasonable efforts) to obtain financing in private placements or privately negotiated transactions, but notwithstanding such efforts, the Company does not have sufficient cash necessary to consummate the Business Combination and pay the deferred underwriting commission, the Company and the Underwriters will cooperate in good faith to come to a mutually-satisfactory solution with respect to the payment of the deferred underwriting commission so as to ensure that the Company’s obligation to pay the deferred underwriting commission shall not impede the closing of the Business Combination.

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of September 30, 2021, there were 6,545,000 shares of Common Stock issued and outstanding and not subject to possible redemption. There were 23,000,000 shares of Common Stock subject to possible redemption issued and outstanding as of September 30, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable for $11.50 per share, and the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s Common Stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Common Stock or equity-linked securities.

Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption. However, if the Company does not complete its initial Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the shares of Common Stock issuable upon exercise of the warrants included in the Public Units and Private Placement Units.

As of September 30, 2021, there were 23,795,000 warrants outstanding.

Stock-based Compensation

Included in the outstanding shares of Common Stock are 15,000 insider shares, of which 5,000 insider shares were issued to Mr. Weightman, the Company’s Chief Financial Officer, and 10,000 insider shares were issued to ICR solely in consideration of future services pursuant to the Insider Shares Grant Agreements dated September 23, 2021, between the Company and each of the Insiders. The 5,000 insider shares issued to Mr. Weightman are subject to forfeiture as described in Note 4 while the 10,000 insider shares issued to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the fair value of the Common Stock on the date the shares vest will be recognized as stock-based compensation in the Company’s condensed statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

7. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The Company has determined that the Private Placement Warrants are subject to treatment as a liability as the transfer of these warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the Public Warrants. The Company has determined the fair value of each Private Placement Warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the Private Placement Warrants are classified as Level 3 financial instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$232,300,000

Liabilities:
Warrant liability	3	$444,119

The fair value of the warrants was estimated using the following assumptions:

	Upon Issuance	As of September 30, 2021
Stock Price	$9.52	$9.72
Volatility	10.00%	10.00%
Risk free interest rate	1.07%	1.09%
Exercise price	$11.50	$11.50
Time to maturity - years	6.0	6.0

The change in the fair value of the Level 3 warrant liability during period from January 19, 2021 (date of inception) through September 30, 2021 is as follows:

Period from January 19, 2021 (Date of Inception) through September 30, 2021
Fair value - beginning of period	$—
Additions	382,773
Change in fair value	61,346
Fair value - end of period	$444,119

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the condensed statements of operations and comprehensive loss for the periods presented.

Additionally, there was $127 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in Trust Account as of September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital5, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” refer to GigAcquisitions5, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not identified an acquisition target. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units (the “Public Units”) in our initial public offering (the “Offering”), the sale of the units (the “Private Placement Units”) to our Founder and Underwriters, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the Offering each consisted of one share of common stock, and one redeemable warrant to purchase our common stock. The Private Placement Units were substantially similar to the Public Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Public Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

•	may significantly dilute the equity interest of investors in the Offering who would not have pre-emption rights in respect of any such issue;
•

may subordinate the rights of holders of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of common stock;

•

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our shares of common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through September 30, 2021, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of September 29, 2021 as filed with the SEC on October 5, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $204,228, which consisted of operating expenses of $142,971, a provision for income taxes of $38 and other expense from the change in fair value of warrant liability of $61,346, that were partially offset by interest income on marketable securities held in the Trust Account of $127.

For the period from January 19, 2021 (date of inception) to September 30, 2021, we had a net loss of $239,977, which consisted of operating expenses of $178,720, a provision for income taxes of $38 and other expense from the change in fair value of warrant liability of $61,346, that were partially offset by interest income on marketable securities held in the Trust Account of $127.

Liquidity and Capital Resources

During the period from January 19, 2021 (date of inception) to September 30, 2021, the Founder purchased a net of 5,735,000 Founder Shares, after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 5,000 insider shares to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated September 23, 2021 between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the Business Combination.

On September 28, 2021, the Company consummated the Initial Public Offering (“IPO”) of 23,000,000 Public Units, including the issuance of 3,000,000 Public Units as a result of the Underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

As of September 30, 2021, we held cash and marketable securities in the amount of $232,300,000 (excluding $127 of interest earned but not received) in the trust account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $25,799, consisting of a net loss of $239,977, interest earned on marketable securities held in the Trust Account of $127, plus an increase in prepaid expenses and other current assets of $725,400 and an increase in other assets of $346,580, that were partially offset by the increase in liabilities of $1,129,739, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $1,129,701, and other current liabilities of $38, and an increase in the fair value of the warrant liability of $61,346 and stock-based compensation of $95,200.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), to acquire a target business or businesses to complete our initial Business Combination and to pay our expenses relating thereto. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2021, we had cash of $2,051,697 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least 12 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to finance operating and/or transaction costs in connection with a Business Combination, our Founder, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

On September 23, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Treasurer and Chief Financial Officer, who holds 5,000 insider shares. Mr. Weightman is initially receiving $2,500 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided, as may be mutually agreed by the parties. The Company will pay Mr. Weightman for services rendered since September 23, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the Offering.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Common Share

Our condensed statements of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the periods it was outstanding. Since we were in net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2021	Period from January 19, 2021 (Date of Inception) through September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$89	$89
Net income attributable to common stock subject to possible redemption	$89	$89
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	750,000	270,588
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(204,228)	$(239,977)
Less: net income attributable to common stock subject to redemption	(89)	(89)
Net loss attributable to non-redeemable common stock	$(204,317)	$(240,066)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	9,699,293	8,779,216
Net loss per share non-redeemable common stock, basic and diluted	$(0.02)	$(0.03)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheet.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 19, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Prospectus on Form S-1 that was filed with the SEC on September 21, 2021 with the following risk factor. Any of these factors disclosed in our Prospectus on Form S-1 or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We had 795,000 warrants that were issued in private placements that occurred concurrently with the Offering (the “private warrants”). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 795,000 private warrants could be redeemed by the Company for $7,950. Under U.S. GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined using a Black-Scholes option pricing model, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from January 19, 2021 (date of inception) to September 29, 2021, the Founder purchased a net 5,735,000 shares of Common Stock (the “Founder Shares”), after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

The Founder and the Underwriters purchased from the Company an aggregate of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering. Each Private Placement Unit consists of one share of the Company’s Common Stock, and one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 of the Notes to Unaudited Condensed Financial Statements. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Founder and underwriters are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Insider Shares

The Company issued 5,000 insider shares to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated September 23, 2021 between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the Business Combination.

The Company also issued 10,000 insider shares to Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”). The 10,000 insider shares granted to ICR are not subject to forfeiture.

Use of Proceeds

On September 23, 2021, the Securities and Exchange Commission declared the Company’s initial Registration Statement on Form S-1 (File No 333-254038), in connection with the IPO of $200.0 million, effective.

The Company entered into an underwriting agreement on September 23, 2021 to conduct the IPO of 20,000,000 Public Units in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

On September 28, 2021, the Company consummated the IPO of 23,000,000 units (the “Public Units”), including the issuance of 3,000,000 Public Units as a result of the underwriters’ exercise of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

As of September 30, 2021, we had cash of $2,051,697 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 15, 2021	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)