Form 10-Q/A
period 2021-09-30
GigCapital5, Inc.
filed 2022-01-19
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to GigCapital5, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on November 15, 2021 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q/A

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q/A, we supplement the risk factors disclosed in our Prospectus on Form S-1 that was filed with the SEC on September 21, 2021 with the following risk factor. Any of these factors disclosed in our Prospectus on Form S-1 or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

GigCapital5, Inc.

Date: January 19, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: January 19, 2022	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)