Form 10-K
period 2021-12-31
GigCapital5, Inc.
filed 2022-03-31
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40839

GigCapital5, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one redeemable warrant	GIA.U	New York Stock Exchange
Common Stock, par value $0.0001 per share	GIA	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	GIA.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2022 was 29,545,000.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our”, “GigCapital5” or the “Company” refer to GigCapital5, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigAcquisitions5, LLC. References to the “Insiders” refer to Mr. Weightman, our Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company. References to "Initial Stockholders" refer to the Founder together with the Insiders. References to "Founder Shares" refer to the initial shares of common stock purchased by the Founder. References to "Insider Shares" refer to shares of common stock granted to the Insiders.  References to "Private Placement Units" refer to the units sold to the Founder in a private placement. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Security Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses. Although we may pursue our initial business combination in any business, industry, or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team, particularly our executive officers, to identify, acquire and operate a business with a goal of reaching an enterprise value of at least $250 million and preferably over $0.5 billion in the technology, media and telecommunications (“TMT”), aerospace and defense (“A&D”), advanced medical equipment, intelligent automation and sustainable companies. As the megatrends involving these industries have a profound impact on the global economy and will shape the world of tomorrow, we intend to target companies around the world focused on digital transformation, aerospace, advanced medical equipment, intelligent automation, and sustainability, creating new strategic, operational and business opportunities. The A&D sector is on the brink of unprecedented change and opportunity in an era defined by rapid advancement in technology. The A&D industry is being redefined by innovation-fueled competition as manufacturers build up new portfolios of products and services—such as unmanned systems, cyber services and predictive analytics—to keep pace with a fast-changing business environment.

Urban population is expected to increase from today’s 53% to 70% by 2050. Based on United Nations data, overall growth of the world’s population will add close to 2.5 billion people to urban areas by 2050.1 The number of new mega-cities will increase rapidly, particularly in developing countries, requiring massive investments in smart and sustainable city infrastructures. These trends will be further emphasized and challenged by the ongoing demographic shift and new population age structure. In addition, climate change and consequent environmental and social impacts are some of the world’s greatest concerns. The United Nations Sustainable Development Goals and the Paris Climate Agreement are driving the agenda and world’s efforts toward a green economy and sustainable solutions.2 Consumer sensitivity to sustainable-marketed products grew substantially in the last 5 years, representing today more than 50% of total Consumer Packaged Goods (CPG) market growth.3 Capital allocation in funds embracing Environmental, Social and Governance principles reached record numbers in the last few years.4

Another megatrend is that data has become many enterprises’ most valuable asset. Digital transformation, built on cloud-based platforms and enabled with new technologies, including AI, the internet of things (IoT), mobile and robotics, offer companies across all industries new opportunities to drive new business models, with the scalability, flexibility, agility, and dynamism heretofore infeasible. These transformations, in turn, are powering the movements to address the other megatrends. The focus of global growth has been shifting. Developing countries, particularly in Asia Pacific and Latin America, are starting to bring their economies to the forefront of interlinked global trade and investment flows. The emerging markets are not only transitioning to more consumption-oriented economies, but also starting to export capital and innovation. Enterprises that are prepared and able to adapt and capitalize on the evolving global competitive landscape will be the winners of the 21st century. Our focus will be on companies with sustainable business and solid corporate governance that may have high impact on the world’s Sustainable Development Goals (SDG) and are determined to better society and the environment.

[1]	Report of the UN Economist Network for the UN 75th Anniversary—Sept. 2020.
[2]	UN Framework Convention on Climate Change-FCC/CP/2-15/L.9/Rev1.
[3]	New York University, Stern School of Business, Center for Sustainable Business. Research on 2015-2020 IRI Purchasing Data Reveals Sustainability Drives Growth, Survives the Pandemic, July 2020.
[4]	Blackrock -Sustainability: The tectonic shift transforming investing, Feb. 2020.

Our management team has significant hands-on experience helping TMT, A&D, advanced medical equipment, intelligent automation and sustainable companies optimize their existing and new growth initiatives by exploiting insights from rich data assets that already exist within most TMT, A&D, advanced medical equipment, intelligent automation and sustainable companies. We intend to apply a unique “Mentor-Investor” philosophy to partner with our late-stage growth, high quality targets where we will offer financial, operational and executive mentoring in order to accelerate their growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the TMT, A&D, advanced medical equipment, intelligent automation and sustainable industries to help shape corporate strategies. Additionally, our management team has operated and invested in leading global TMT, A&D, advanced medical equipment, intelligent automation and sustainable companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for TMT, A&D, advanced medical equipment, intelligent automation and sustainable companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process leveraged our management team’s broad and deep relationship network and unique TMT, A&D, advanced medical equipment, intelligent automation and sustainable industries expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

▪	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
▪	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;
▪	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;
▪	establishing a wide deal flow and efficient methodology of screening superior mergers and acquisitions (“M&A”) targets worldwide;
▪	partnering with industry-leading companies to increase sales and improve the competitive position of those companies;
▪	addressing business and technological changes in an evolving global TMT, A&D, intelligent automation and sustainable industries landscape;
▪	evaluating the viability of emerging TMT, A&D, intelligent automation and sustainable business models;
▪

providing complete “one stop shop” services required for a successful process of becoming public, including, but not limited to, access to investors, legal and accounting support, investment and commercial banking services, investor and public relations services, and human resources services;

▪	fostering relationships with sellers, capital providers and target management teams; and
▪	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

Consistent with our strategy, we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and, when evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We are seeking “Mentor-Investor” candidates to partner with over a 3 to 5 year horizon with a goal of reaching an enterprise value at least $250 million and preferably over $0.5 billion. We intend to use the following and other criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria or guidelines:

▪

Companies that embrace today’s digital transformation and experience. We will seek TMT, A&D, advanced medical equipment, intelligent automation and sustainable companies anywhere in the world that embrace today’s digital transformation and intelligent automation as a competitive advantage. Being conscientious corporate citizens, we will focus on sustainable technology companies that can shape a better society and healthier environment. We believe that such an approach enables both organic and inorganic fast-paced growth, creating new strategic, operational and business opportunities fueled by the emerging cloud, analytics, big data and cognitive technologies. Businesses who rethink their current and future capabilities amid disruption will be better positioned for growth in the digital age. We seek to combine with the best available U.S. private or overseas private or foreign listed companies.

▪

Companies that will benefit from a public listing. We will focus on partners looking to move to the next level through a public combination and roll-up and primarily seek companies with entrepreneurial owners and leadership that may benefit from being publicly traded and may effectively utilize in furtherance of growth a broader access to capital and a public profile. A public status is designed to enhance organic and strategic growth opportunities and accelerate execution of business ideas in dynamic and competitive growth markets.

▪

Companies that will benefit from our industry expertise and relationships. We will seek companies that will be best positioned to leverage our industry expertise, international capabilities, global experience, prior references, insights and relationships to create opportunities for value creation, whether through acquisitions, capital investments in organic growth opportunities, generating greater operating efficiencies or significantly improving financial performance. Our management has a proven track record and extensive M&A and capital market experience to help to define the public market strategy for our initial business combination. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the TMT, A&D, advanced medical equipment, intelligent automation and sustainable industries. We will seek to identify such opportunities for value creation in evaluating potential business combinations. Our management also demonstrated the speed, certainty, and efficiency in executing prior deals, which is highly desirable to quality business partners.

▪

Companies that are market-leading participants. We will seek a target that has an established business and market position. While we will focus on TMT, A&D, advanced medical equipment, intelligent automation and sustainable businesses, we will not seek a target that is pre-revenue or in early stages of development with unproven technologies.

▪

Companies that are mid-sized businesses. We believe targeting companies in the mid-market will provide the greatest number of opportunities for investment and will maximize the benefits of the collective network of our management team and its affiliates.

▪

Companies with strong management. We will prioritize entities with well-established, proven and talented management teams that wish to continue to drive their companies to growth by leveraging a public market platform and are eager to succeed with support from an interactive and hands-on Board of Directors. To the extent we believe it will enhance stockholder value, we would seek to selectively supplement the existing leadership of the business with proven leaders from our network, whether at the senior management level or at the board level.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.

Sources of Potential Business Combination Targets

We expect to evaluate opportunities that are sourced through the relationship networks of our Executive Chairman, Dr. Avi Katz, and our President, Chief Executive Officer, and Secretary, Dr. Raluca Dinu, and our combined management team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds. Drs. Katz and Dinu and our combined management team have considerable expertise in the evaluation of technology investments.

We believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our combined management team and advisory team. Although our Founder and management team are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our Founder and management team believe that the relationships they have developed over their careers and their access to their contacts and resources generate a number of potential business combination opportunities that can warrant further investigation. We also anticipate that target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our filings with the Securities and Exchange Commission (the “SEC”) and know what types of businesses we are targeting. Our Founder, executive officers and directors, as well as their affiliates, may also bring to our attention target business.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting commissions and any taxes payable on the interest earned) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so.

The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering (“IPO”) through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of stock or other securities or for a combination of shares of stock, other securities and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical IPO. In a typical IPO, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for the target company’s securities and a market for the target company’s securities may not develop. As a result, this purported benefit may not be realized.

Although we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding rights and warrants, which may represent a source of future dilution.

Financial Position

With funds available for a business combination as of December 31, 2021 in the amount of $232,304,005, assuming no redemptions, we can offer the target business a means to fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

▪

Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

▪	Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in Board of Directors or advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

We will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek stockholder approval for business or other reasons.

Under the rules of the New York Stock Exchange (“NYSE”), stockholder approval would be required for our initial business combination if, for example:

▪

We issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

▪

Any of our management team or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our management team or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

▪	The issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

▪

the timing of the proposed transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

▪	the expected cost of holding a stockholder vote;
▪	the risk that our stockholders would fail to approve the initial business combination;
▪	other time and budget constraints; and
▪	potential additional legal complexities of an initial business combination that would be time-consuming and burdensome to present to stockholders.

Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combination and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, the affirmative vote of the holders of a majority of the shares of common stock that are voted at a stockholder meeting held to consider the initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until after September 28, 2022 (or March 28, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms of our amended and restated certificate of incorporation) in order to be able to receive a pro rata share of the trust account.

Redemption Rights

At the meeting called to approve our initial business combination, public stockholders (but not our Founders or management team) may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, by converting such shares into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders (but not our Founder or management team) with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to do so prior to the time that we know that the proposed business combination will be consummated. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Thus, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the time designated in the proxy statement to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he, she or it is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered his, her or its certificate or shares. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate or shares in connection with an election of such shares’ redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate or shares (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, as applicable. We will thereafter promptly return any shares delivered by public stockholders. In such case, public stockholders may only share in the assets of the trust account upon our liquidation. This may result in public stockholders receiving less than they would have received if the business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors. If we would be left with less than $5,000,001 of net tangible assets as a result of the holders of public shares properly demanding redemption of their shares, we will likely be unable to consummate a business combination.

Liquidation if No Business Combination

If we have not completed an initial business combination by the date required by our amended and restated certificate of incorporation, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used to pay taxes our franchise and income taxes payable, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Founder and management team have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares of common stock to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by September 28, 2022 (or March 28, 2023 if the Company extends the period of time to consummate a business combination six times by an additional one month each time (for a total of up to 18 months to complete a business combination as set forth in the Company's amended and restated certificate of information); provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option) for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90‑day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. However, if we are unable to complete a business combination within the prescribed time frame, we will proceed as provided for in our amended and restated certificate as described above. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time periods described above and, therefore, we do not intend to comply with the procedures required by Section 280 of the DGCL, which would limit the amount and duration of our stockholders’ liability with respect to liquidating distributions as described above. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our Founders and management team have waived their rights to participate in any liquidation distribution with respect to the Founder Shares and the shares of common stock underlying the Private Placement Units. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.10. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Our Founder, management team and the underwriters will not participate in any redemption distribution from our trust account with respect to their Founder Shares, Insider Shares and Private Placement Units. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after September 28, 2022 (or March 28, 2023 if the Company extends the period of time to consummate a business combination six times by an additional one month each time (for a total of up to 18 months to complete a business combination as set forth in the Company's amended and restated certificate of information); provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option) for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of at least 65% of our outstanding common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by September 28, 2022 (or March 28, 2023 if the Company extends the period of time to consummate a business combination six times by an additional one month each time (for a total of up to 18 months to complete a business combination as set forth in the Company's amended and restated certificate of information); provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option) for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note), we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person. Our Founders and management team have agreed to waive any redemption rights with respect to any common stock held by them, including any public shares they may hold, in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

▪

We shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

▪

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination;

▪

If our initial business combination is not consummated by September 28, 2022 (or March 28, 2023 if the Company extends the period of time to consummate a business combination six times by an additional one month each time (for a total of up to 18 months to complete a business combination as set forth in the Company's amended and restated certificate of information); provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option) for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

▪	The proceeds from our IPO, including such proceeds from the exercise of the underwriters’ over-allotment option, shall be placed into the trust account; and
▪	Prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock.

Competition

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

▪	Our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
▪	Our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
▪	Our outstanding warrants and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to accounting principles generally accepted in the United States (“GAAP”) or international financial reporting standards, as issued by the International Accounting Standards Board (“IFRS”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

▪	our being a company with no operating history and no revenues;
▪	our ability to select an appropriate target business or businesses;
▪	our ability to complete our initial business combination;
▪	our expectations around the performance of a prospective target business or businesses;
▪	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
▪	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
▪	our potential ability to obtain additional financing to complete our initial business combination;
▪	our pool of prospective target businesses, including the location and industry of such target businesses;
▪	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;
▪	the ability of our officers and directors to generate a number of potential business combination opportunities;
▪	our public securities’ potential liquidity and trading;
▪	the lack of a market for our securities;
▪	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
▪	the availability to us of funds from interest income on the trust account balance;
▪	the trust account not being subject to claims of third parties;
▪	our financial performance following the IPO;
▪	risks and uncertainties related to the financial services, commercial real estate services, financial technology, healthcare, software and technology industries; or
▪	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results and have only commenced operations with the completion of our IPO in September 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. To date, our efforts have been limited to organizational activities as well as activities related to the IPO. We have not selected any specific business combination target and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates, including Kaleyra, Inc., UpHealth, Inc., Lightning eMotors, Inc., BigBear.ai Holdings, Inc., and GigInternational1, Inc. (“GigInternational1”), is presented for informational purposes only. Past performance by our management team, including with respect to Kaleyra, Inc., UpHealth, Inc., Lightning eMotors, Inc., BigBear.ai Holdings, Inc., and GigInternational1, is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following January 1. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with another public company, unless it is an emerging growth company that has not opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board of Directors to designate the terms of, and issue new series of, preferred stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our amended and restated certificate of incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

None of the underwriters or any of their respective affiliates have an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

None of the underwriters or any of their respective affiliates have any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with the underwriters or any of their respective affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if the underwriters or one of their respective affiliates refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

We intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our Initial Stockholders or the underwriters) the right to have his, her or its shares of common stock redeemed for cash (subject to certain limitations) regardless of whether such stockholder votes for or against such proposed business combination or votes at all. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Because of our structure, other companies may have a competitive advantage, and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

In addition, we do not intend to hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination. Unless we hold an annual meeting, all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, the entire Board of Directors will be considered for election, however our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our business combination.

We may face risks related to companies in the technology industries.

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

▪	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
▪	an inability to manage rapid change, increasing consumer expectations and growth;
▪	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
▪	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
▪	an inability to deal with our subscribers’ or customers’ privacy concerns;
▪	an inability to attract and retain subscribers or customers;
▪	an inability to license or enforce intellectual property rights on which our business may depend;
▪	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
▪	an inability by us, or a refusal by third parties, to license intellectual property to us upon acceptable terms;
▪	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
▪

competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

▪

disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

▪	an inability to obtain necessary hardware, software and operational support; and
▪	reliance on third-party vendors or service providers.

Risks Relating to our Search for, and Consummation of or Inability to Consummate a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the rules of NYSE currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

If we seek stockholder approval of our initial business combination, our Initial Stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Founder, executive officers and directors agree to vote their Founder Shares and Insider Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders and the underwriters (and their permitted transferees will agree), pursuant to the terms of the letter agreements entered into with us, to vote any common stock held by them in favor of our initial business combination. As a result, in addition to the Founder Shares, the Insider Shares and shares of common stock underlying the Private Placement Units, we would need approximately 8,227,501 public shares, or approximately 35.77% of the 23,000,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our Initial Stockholders, and their permitted transferees, will beneficially own approximately 22.2% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares, Insider Shares and shares of common stock underlying the Private Placement Units in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our Board of Directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation requires us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 12 months from the closing of the IPO (for a total of up to 18 months to complete a business combination as set forth in the Company's amended and restated certificate of information); provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the underwriters’ over-allotment option) for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our Founder, executive officers and directors have agreed that we must complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the outbreak of the COVID-19 coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly, the outbreak of this pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many companies preparing for an IPO. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Many of the existing special purpose acquisition companies looking for targets have to complete a business combination in about the same time frame that we have to do so, and that could provide leverage to targets in extracting terms for a transaction that we are not prepared to offer but other special purpose acquisition companies are willing to provide. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including as a result of the military conflict between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our Founder, directors, executive officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Founder, directors, executive officers, advisors or any of their affiliates are permitted to purchase shares of our common stock in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling stockholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our Founder, directors, executive officers, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO are intended to be used to complete our initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets of at least $5,000,001 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our public units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s (“DTC”) DWAC System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, The DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

If we seek stockholder approval of our business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our common stock, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation will provide that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock sold in the IPO. Your inability to redeem an aggregate of more than 15% of the shares of common stock sold in the IPO will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of the IPO and the sale of the Private Placement Units that are not being held in the trust account are insufficient to allow us to operate for at least the next 12 months from the closing of the IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

The Company entered into promissory note agreements with the Sponsor and an affiliate under which $133,465 in total was loaned to the Company for the payment of expenses related to the IPO and for general working capital purposes. The promissory notes were non-interest bearing, unsecured and were repaid in full by September 28, 2021. Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

▪	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

▪

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

▪	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
▪	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
▪	our inability to pay dividends on our common stock;
▪

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

▪	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
▪	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
▪

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.10 per share and our Sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. Furthermore, Drs. Avi S. Katz and Raluca Dinu, Ms. Dorothy D. Hayes and Mr. Raanan I. Horowitz have a financial interest in our Sponsor which creates the potential for a conflict of interest that may influence their decision as to whether to take legal action against our Sponsor to enforce its indemnification obligations. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information). As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our Board of Directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by the NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our Initial Stockholders and the underwriters may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to agreements entered into in conjunction with the IPO, our Initial Stockholders and the underwriters, and their respective permitted transferees, can demand that we register for resale an aggregate of 5,735,000 Founder Shares, 15,000 Insider Shares, 795,000 Private Placement Units and underlying securities and securities issued upon conversion of working capital loans, if any. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Initial Stockholders and the underwriters, or their respective permitted transferees, are registered.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 coronavirus pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise additional equity and debt financing which may be impacted by COVID-19 and other events.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on the TMT, A&D, advanced medical equipment, intelligent automation and sustainable businesses, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business has a fair market value of at least 80% of the value of the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our public units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

We may seek acquisition opportunities outside the TMT, A&D, advanced medical equipment, intelligent automation and sustainable industries, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the TMT, A&D, advanced medical equipment, intelligent automation and sustainable industries, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire.

As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of the NYSE, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining executive officers and directors. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Our Board of Directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, par value $0.0001 per share, to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance will affect the per share amount available for redemption from the trust account, the issuance of additional common stock or preferred stock:

▪	may significantly dilute the equity interest of investors holding public units, who will not have pre-emption rights in respect of such an issuance;
▪

may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred stock are issued, with rights senior to those afforded to our common stock;

▪

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

▪	may adversely affect prevailing market prices for our public units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and our warrants will expire worthless.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Founder, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our Founder, executive officers, directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our Founder, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our Founder, executive officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Since our Sponsor will lose its entire investment in us if our initial business combination is not consummated, and our executive officers and directors have significant financial interests in our Sponsor, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Our Sponsor, officers and directors will lose their entire investment in us and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by the applicable deadline. Prior to GigCapital5’s IPO, the Sponsor purchased 10,047,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0024882 per share. However, 4,312,500 shares of common stock issued to the Sponsor were forfeited due to the over-allotment option being exercised in full by the Company’s underwriters in the IPO (the “Underwriters”). Additionally, the Sponsor purchased 795,000 Private Placement Units simultaneously with the consummation of GigCapital5’s IPO for an aggregate purchase price of $7.95 million. Certain of GigCapital5’s directors and executive officers, including Dr. Avi Katz, Dr. Raluca Dinu, Dorothy D. Hayes, Raanan I. Horowitz, and Brad Weightman also have direct or indirect economic interest in such Private Placement Units and in the 5,735,000 Founder Shares owned by the Sponsor in the aggregate. The 5,735,000 Founder Shares owned by the Sponsor in the aggregate would have had an aggregate market value of $57.1 million based upon the closing price of $9.96 per public share on the NYSE on March 18, 2022. The 795,000 Private Placement Units held by the Sponsor would have had an aggregate market value of $8.1 million based upon the closing price of $10.13 per public unit on the NYSE on March 18, 2022. The Sponsor does not hold any warrants independent of what is included in the Private Placement Units. While the Private Placement Units have a trading price and value as set forth above, the Private Placement Units will be, upon completion of the business combination, broken into their constituent components of stock and warrants, and each of those separately trade and the value of each of those is $9.96 per public share and $0.22 per public warrant. Additionally, the Sponsor, officers and directors do not currently have any unreimbursed out-of-pocket expenses in connection with the business combination. Initial Stockholders, including our Sponsor and our independent directors, hold a significant number of shares of our common stock. They will lose their entire investment in us if a business combination is not completed.

We may only be able to complete one business combination with the proceeds of the IPO, and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the Private Placement Units provide us with $232,304,005 as of December 31, 2021 that we may use to complete our initial business combination. This includes $9,200,000 for the payment of deferred underwriting commissions to be paid upon the completion of the initial business combination as consideration of the underwriters using their commercially reasonable efforts to provide us with the following services: 1) originating and introducing us to potential targets for our initial business combination to us; 2) arranging non-deal roadshows on our behalf in connection with a proposed business combination; 3) assisting us in meeting our securities exchange listing requirements following the closing of the IPO; and 4) providing capital markets advice and liquidity to us following the closing of the IPO.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

▪	solely dependent upon the performance of a single business, property or asset, or
▪	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

Unlike some blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s IPO, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer, have entered into privately negotiated agreements to sell their shares to us or our Founder, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that amendments to any of its provisions relating to our pre-initial business combination activity and related stockholder rights may be amended if approved by holders of 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Subsequent to our IPO and prior to the consummation of our initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Initial Stockholders (and their permitted transferees) will collectively beneficially own approximately 22.2% of our outstanding common stock upon the closing of the IPO (assuming they did not purchase any units in the IPO), and they may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose; provided, that, each of them has agreed (and any of their permitted transferees will agree), pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information) unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Units and Founder Shares, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the  IPO and the sale of the Private Placement Units and Founder Shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. PIPE financing of business combinations has become harder to obtain beginning in the second half of 2021 and continuing during 2022 than it was during most of 2020 and the first half of 2021, and to the extent that it has been available, the terms have tended to have more structure than just the issuance of shares of common stock at a price of $10.00 per share. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or potentially less than $10.10 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our Initial Stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of the IPO, our Initial Stockholders (and their permitted transferees) own approximately 22.2% of the issued and outstanding shares of our common stock. None of our Founder, executive officers, directors, or any of their affiliates indicated any intention to purchase public units in the IPO or any public units or shares of common stock from persons in the open market or in private transactions. However, our Initial Stockholders or any of their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination our Initial Stockholders have agreed to vote the shares of common stock held by them immediately before the IPO, the shares of common stock underlying the Private Placement Units, as well as any shares of common stock acquired in the IPO or in the aftermarket in favor of such proposed business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 12-month time frame (or up to 18 in total months if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information).

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information). We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur, including due to the outbreak of the COVID-19 coronavirus pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis. If we have not completed our initial business combination within 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to consummate our initial business combination within 12 months from the closing of the IPO, our public stockholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination within 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information), we will, as promptly as reasonably possible but not more than 10 business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses) pro rata to our public stockholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

Risks Relating to the Post-Business Combination Company

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our common stock, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business.

Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the post-transaction company.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors, including but not limited to new and existing Private-to-Public Equity (“PPE”) companies, for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors serve as an officer or director of GigInternational1 and GigCapital6, each, a blank check company sponsored by affiliates of our Sponsor. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers and directors, some of whom may join the post-transaction company following our initial business combination. The loss of our executive officers or directors could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such persons in the target business following a business combination, however, cannot presently be ascertained. Although some of such persons may remain with the post-transaction company in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our officers and directors also hold roles in other companies. For example, there is significant overlap among the directors and officers of GigInternational1, GigCapital6, and our company. Dr. Katz, the Executive Chairman of our Board of Directors, serves as the Executive Chairman of GigInternational1 and GigCapital6. Dr. Raluca Dinu, our

Chief Executive Officer, President, Secretary and a member of the Board of Directors, serves as Chief Executive Officer, President, Secretary, and Director of GigInternational1 and GigCapital6. Dorothy D. Hayes, one of our directors, is a member of the Board of Directors of GigInternational1 together with our director Raanan I. Horowitz. Ms. Hayes also serves on the Board of Directors of Intevac, Inc. (Nasdaq: IVAC) and as the Chairwoman of the Board of Directors of First Tech Federal Credit Union. In addition, Mr. Horowitz serves as the President and Chief Executive Officer of Elbit Systems of America, a wholly-owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. Dr. Makhija, a director of the Company, serves on the board of directors of GigCapital6. Furthermore, Brad Weightman, our Treasurer and Chief Financial Officer, serves as the Treasurer and Chief Financial Officer of GigCapital6, and Chief Financial Officer of GigInternational1. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we are engaged in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company, or operating company, with which they may become involved. In particular, an affiliate of our Sponsor is currently sponsoring other blank check companies. Further, there is significant overlap among the directors and officers of us and these other blank check companies. In addition, there is overlap among our directors and officers of GigInternational1, GigCapital6, and the Company. Dr. Katz, the Executive Chairman of our Board of Directors, serves as the Executive Chairman of GigInternational1 and GigCapital6. Dr. Raluca Dinu, our Chief Executive Officer, President, Secretary and a member of the Board of Directors, serves as Chief Executive Officer, President, Secretary, and Director of GigInternational1 and GigCapital6. Mr. Horowitz serves as a director of GigInternational1 and as the President and Chief Executive Officer of Elbit Systems of America, a wholly-owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. Ms. Hayes, a director of the Company, serves on the Board of Directors of GigInternational1, GigCapital6, and Intevac, Inc. (Nasdaq: IVAC) and as the Chairwoman of the Board of Directors of First Tech Federal Credit Union. Dr. Makhija, a director of the Company, serves on the board of directors of GigCapital6. Furthermore, Brad Weightman, our Treasurer and Chief Financial Officer, serves as the Treasurer and Chief Financial Officer of GigCapital6 and Chief Financial Officer of GigInternational1. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of

Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including, among other things, GigInternational1 and GigCapital6 in the event their respective business combinations are not consummated.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Our executive officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our executive officers and directors may be able to remain with the post-transaction company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. Moreover, there is no certainty that any of our executive officers or directors will remain with the post-transaction company after the consummation of our initial business combination. Our executive officers and directors may not remain in senior management or advisory positions with the post-transaction company. The determination as to whether any of our executive officers and directors will remain with the post-transaction company will be made at the time of our initial business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition target’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the post-transaction company following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months in total if the Company extends the period of time to consummate a business combination in accordance with its amended and restated certificate of information), or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our public units, common stock and warrants on the NYSE. Given the minimum initial listing requirements set forth in the rules of the NYSE, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

▪	a limited availability of market quotations for our securities;
▪	reduced liquidity for our securities;
▪

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

▪	a limited amount of news and analyst coverage; and
▪	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our public units, common stock and warrants are qualified as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Purchases of shares of our common stock in the open market or in privately negotiated transactions by our Founder, directors, executive officers, advisors or their affiliates may make it difficult for us to maintain the listing of our common stock on the NYSE following the consummation of an initial business combination.

If our Founder, directors, executive officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on the NYSE following consummation of the initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 23,000,000 shares of common stock as part of the public units offered in the IPO, and warrants to purchase 795,000 shares (the "Private Placement Warrants") as part of the Private Placement Units sold to the Sponsor. In each case, the warrants are exercisable at a price of $11.50. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our Founder, executive officers and directors, or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distribution. Nevertheless, holders of public units may have a financial incentive to vote in favor of any proposed initial business combination as each whole warrant would entitle the holder to purchase one share of common stock, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

▪

we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock,

▪

the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

▪	the market value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the warrant issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of public units will have paid the full public unit purchase price solely for the shares of common stock included in the public units. Notwithstanding the foregoing, the Private Placement Warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We issued 795,000 Private Placement Warrants concurrently with the IPO. These Private Placement Warrants and the shares of Company common stock issuable upon the exercise of the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s IPO, in which case the 795,000 Private Placement Warrants could be redeemed by the Company for $7,950. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the Private Placement Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for the Private Placement Warrants as a warrant liability and record (a) that liability at fair value, which was determined to approximate the fair value of the warrants included in the units sold in the Company’s IPO, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.  The cost for this space is included in the $30,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

On November 1, 2021, the Company announced that the holders of the Company’s units may elect to separately trade the securities underlying such units which commenced on November 4, 2021. Any units not separated will continue to trade on the NYSE under the symbol “GIA.U”. Any underlying shares of common stock and warrants that are separated will trade on the NYSE under the symbols “GIA,” and “GIA.WS”, respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the IPO and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the NYSE for the period from September 24, 2021 (the first day on which our units began trading) through December 31, 2021, and our shares of common stock and warrants for the period from November 4, 2021 (the first day on which our shares of common stock and warrants were traded separately) through December 31, 2021.

	Units (GIA.U)		Common Stock (GIA)		Warrants (GIA.WS)
	High	Low	High	Low	High	Low
Year Ended December 31, 2021
Quarter ended March 31, 2021	$—	$—	$—	$—	$—	$—
Quarter ended June 30, 2021	$—	$—	$—	$—	$—	$—
Quarter ended September 30, 2021 (1)	$10.33	$10.13	$—	$—	$—	$—
Quarter ended December 31, 2021 (2)	$10.68	$10.18	$9.96	$9.80	$0.75	$0.40

(1)	Beginning on September 24, 2021, with respect to GIA.U.
(2)	Beginning on November 4, 2021, with respect to GIA and GIA.WS.

(b) Holders

At March 29, 2022, there were two holders of record of our units and four holders of record of our separately traded shares of common stock. The actual number of holders of our units, separately traded shares of common stock, separately traded warrants, and separately traded rights is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

(c) Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder Shares

During the period from January 19, 2021 (date of inception) to December 31, 2021, the Founder purchased a net of 5,735,000 shares of common stock (the “Founder Shares”), after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share. Founder Shares are identical to the common stock included in the public units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the IPO (the “Private Placement”). Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one Private Placement Warrant. Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 to our financial statements included in this Annual Report. Unlike the warrants included in the Public Units sold in the IPO (as defined below), if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the business combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the IPO.

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Founder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

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

Use of Proceeds

On September 23, 2021, the SEC declared the Company’s initial Registration Statement on Form S-1 (File No 333-254038), in connection with the IPO of $200.0 million, effective.

The Company entered into an underwriting agreement with Wells Fargo Securities, LLC and William Blair & Company, L.L.C. (collectively, the “Underwriters”) on September 23, 2021 to conduct the IPO of 20,000,000 public units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

On September 28, 2021, the Company consummated the IPO of 23,000,000 units, including the issuance of 3,000,000 Public Units as a result of the underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the closing of the Private Placement to the Company’s Founder of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit. The Private Placement generated aggregate gross proceeds of $7,950,000.

After deducting the underwriting discounts and commissions and offering expenses paid, the total net proceeds in the amount of $225,400,000 from the sale of the Public Units, net proceeds in the amount of $6,900,000 from the sale of the Private Placement Units to the Founder, for a total of $232,300,000, were placed in a trust account (the “Trust Account”) at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, of which $85,000 remains in accrued liabilities and $25,000 remains in accounts payable as of December 31, 2021, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. Using a portion of the net proceeds of the IPO that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465. As of December 31, 2021, we had cash of $421,549 held outside the Trust Account for working capital purposes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds from the sale of the Pubic Units in our IPO, the sale of the Private Placement Units to our Founder, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the IPO each consisted of one share of common stock, and one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Public Units sold in the IPO, but for certain differences in the warrants included in each of them.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial business combination:

▪	may significantly dilute the equity interest of investors in the IPO who would not have pre-emption rights in respect of any such issue;
▪

may subordinate the rights of holders of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of common stock;

▪

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

▪	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
▪	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

▪	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
▪

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

▪	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
▪	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
▪	our inability to pay dividends on our shares of common stock;
▪

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

▪	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

▪	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
▪

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through December 31, 2021, our only activities have been organizational activities, those necessary to prepare for the IPO and to search for a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the IPO to hold an amount of cash and marketable securities equal to that raised in the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 19, 2021 (date of inception) through December 31, 2021, we had a net loss of $1,107,730, which consisted of operating expenses of $1,081,298, a provision for income taxes of $1,783 and other expense from the change in fair value of warrant liability of $30,627, that were partially offset by interest income on marketable securities held in the Trust Account of $5,978.

Liquidity and Capital Resources

On September 28, 2021, the Company consummated the IPO of 23,000,000 Public Units, including the issuance of 3,000,000 Public Units as a result of the Underwriters exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the IPO, the Company consummated the closing of the Private Placement to the Sponsor of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit. The Private Placement generated aggregate gross proceeds of $7,950,000.

Following the closing of the IPO, net proceeds in the amount of $225,400,000 from the sale of the Public Units and proceeds in the amount of $6,900,000 from the sale of Private Placement Units, for a total of $232,300,000, were placed in the Trust Account, which is described further below.

Transaction costs for the IPO amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. The Company’s remaining cash after payment of the IPO costs will be held outside of the Trust Account for working capital purposes.

As of December 31, 2021, we held cash and marketable securities in the amount of $232,304,005 (including $4,005 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $1,973. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. As of December 31, 2021, tax relating to interest earned on the Trust Account totaled $1,783.

For the period January 19, 2021 (date of inception) through December 31, 2021, cash used in operating activities was $1,369,711, consisting of a net loss of $1,107,730, interest received on marketable securities held in the Trust Account of $5,978, plus an increase in prepaid expenses and other current assets of $740,241 and an increase in other long-term assets of $165,230, that were partially offset by the increase in liabilities of $523,641, due to increase in accounts payable of $3,100, payable to related parties of $72,857, accrued liabilities of $445,901, and other current liabilities of $1,783, and an increase in the fair value of the warrant liability of $30,627 and stock-based compensation of $95,200.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us). We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $421,549 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 12 months from the closing date of the IPO, assuming that a business combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Common Share

Our statement of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the IPO and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the period it was outstanding. Since we were in net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

Period from January 19, 2021 (Inception) through December 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$4,195
Net income attributable to common stock subject to possible redemption	$4,195
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	6,296,830
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,107,730)
Less: net income attributable to common stock subject to redemption	(4,195)
Net loss attributable to non-redeemable common stock	$(1,111,925)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	8,185,533
Net loss per share, non-redeemable common stock, basic and diluted	$(0.14)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 19, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

The Company does do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the IPO and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2021, the net proceeds from our IPO held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2021, $232,304,005 was held in the Trust Account for the purposes of consummating an initial business combination.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of GigCapital5, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GigCapital5, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2021, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the period from January 19, 2021 (date of inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 19, 2021 (date of inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that GigCapital5, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2021.

San Jose, California

March 31, 2022

GIGCAPITAL5, INC.

Balance Sheet

December 31, 2021
ASSETS
Current assets
Cash	$421,549
Prepaid expenses and other current assets	740,241
Total current assets	1,161,790
Cash and marketable securities held in Trust Account	232,304,005
Interest receivable on cash and marketable securities held in the Trust Account	1,973
Other long-term assets	165,230
TOTAL ASSETS	$233,632,998
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$28,100
Payable to related parties	72,857
Accrued liabilities	530,901
Other current liabilities	1,783
Total current liabilities	633,641
Warrant liability	413,400
Deferred underwriting fee payable	9,200,000
Total liabilities	10,247,041
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 23,000,000 shares, at a redemption value of $10.10 per share	232,304,195
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding	655
Additional paid-in capital	—
Accumulated deficit	(8,918,893)
Total stockholders’ deficit	(8,918,238)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$233,632,998

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Statement of Operations and Comprehensive Loss

Period from January 19, 2021 (Inception) through December 31, 2021
Revenues	$—
General and administrative expenses	1,081,298
Loss from operations	(1,081,298)
Other income (expense)
Other expense	(30,627)
Interest income on cash and marketable securities held in Trust Account	5,978
Loss before provision for income taxes	(1,105,947)
Provision for income taxes	1,783
Net loss and comprehensive loss	$(1,107,730)
Net income attributable to common stock subject to possible redemption	$4,195
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	6,296,830
Basic and diluted net income per share, common stock subject to possible redemption	$0.00
Net loss attributable to common stockholders	$(1,111,925)
Weighted-average common shares outstanding, basic and diluted	8,185,533
Net loss per share common share, basic and diluted	$(0.14)

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Statement of Stockholders’ Deficit

	Common Stock		Additional
Period from January 19, 2021 (Inception) through December 31, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 19, 2021 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founder at $0.0024882 per share	10,047,500	1,005	23,995	—	25,000
Sale of common stock to Founder in private placement at $10 per share	795,000	80	7,949,920	—	7,950,000
Issuance of common stock to insider for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	95,199	—	95,200
Sale of common stock in initial public offering, including over-allotment, net of offering costs	23,000,000	2,300	216,803,960	—	216,806,260
Surrender of common stock by Founder	(4,312,500)	(431)	431	—	—
Fair value of warrants	—	—	(382,773)	—	(382,773)
Shares subject to redemption	(23,000,000)	(2,300)	(232,301,895)	—	(232,304,195)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	7,811,163	(7,811,163)	—
Net loss	—	—	—	(1,107,730)	(1,107,730)
Balance as of December 31, 2021	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Statement of Cash Flows

Period from January 19, 2021 (Inception) through December 31, 2021
OPERATING ACTIVITIES
Net loss	$(1,107,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	30,627
Stock-based compensation	95,200
Interest earned on cash and marketable securities held in Trust Account	(5,978)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(740,241)
Other long-term assets	(165,230)
Payable to related parties	72,857
Accounts payable	3,100
Accrued liabilities	445,901
Other current liabilities	1,783
Net cash used in operating activities	(1,369,711)
INVESTING ACTIVITIES
Investment of cash in Trust Account, net	(232,300,000)
Net cash used in investing activities	(232,300,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,850,000
Proceeds from sale of Private Placement Units to Founders	7,950,000
Borrowings from related parties	133,465
Repayment of borrowings from related parties	(133,465)
Payment of offering costs	(733,740)
Net cash provided by financing activities	234,091,260
Net increase in cash during period	421,549
Cash, beginning of period	—
Cash, end of period	$421,549
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred underwriting fee payable upon business combination	$9,200,000
Offering costs included in accounts payable	$25,000
Offering costs included in accrued liabilities	$85,000
Fair value of warrant liability	$382,773

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

GigCapital5, Inc. (the “Company”) was incorporated in Delaware on January 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On September 23, 2021, the registration statement on Form S-1 (File No. 333-254038), as amended, relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission. The Company entered into an underwriting agreement with Wells Fargo Securities, LLC and William Blair & Company, L.L.C. (collectively, the “Underwriters”) on September 23, 2021 to conduct the Offering of 20,000,000 units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock (a “Public Share”), $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each Public Warrant is exercisable for one share of Common Stock at a price of $11.50 per full share.

On September 28, 2021, the Company consummated the Offering of 23,000,000 Public Units, including the issuance of 3,000,000 Public Units as a result of the Underwriters exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the Offering, the Company consummated the closing of a private placement sale (the “Private Placement”) to the Company’s sponsor GigAcquisitions5, LLC, a Delaware limited liability company (the “Founder” or “Sponsor”), of 795,000 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit. The Private Placement generated aggregate gross proceeds of $7,950,000.

Following the closing of the Offering, net proceeds in the amount of $225,400,000 from the sale of the Units and proceeds in the amount of $6,900,000 from the sale of Private Placement Units, for a total of $232,300,000, were placed in a trust account (the “Trust Account”), which is described further below.

Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 12 months from the closing of the Offering (or up to 18 months in total if the Company extends the period of time to consummate its initial Business Combination up to six times by an additional one month each time; provided that at the beginning of each one-month extension, the Sponsor (or its designees) must deposit into the Trust Account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the Offering (including such proceeds from the exercise of the Underwriters’ over-allotment option) for each one-month extension of the time period to complete the initial Business Combination, in each case, in exchange for a non-interest bearing, unsecured promissory note); or (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related stockholders’ rights.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of December 31, 2021 was $232,304,005, which represents cash and marketable securities of $225,400,000 from the sale of 23,000,000 Public Units at $10.00 per Public Unit, net of underwriting fees of $4,600,000, $6,900,000 from the sale of 795,000 Private Placement Units at $10.00 per Private Placement Unit to the Founder, and $4,005 of interest income earned on these holdings.

Additionally, there was $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of December 31, 2021.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination in conjunction with a stockholder vote pursuant to a proxy solicitation (meaning the Company would not conduct redemptions pursuant to the tender offer rules), the amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended), will be restricted from redeeming its shares of Common Stock with respect to an aggregate of more than 15% of the shares of Common Stock sold in this Offering without the prior consent of the Company.

The Company will have 12 months from September 28, 2021, the closing date of the Offering, to complete its initial Business Combination (or up to 18 months in total if the Company extends the period of time to consummate its initial Business Combination up to six times by an additional one month each time; provided that at the beginning of each one-month extension, the Sponsor (or its designees) must deposit into the Trust Account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the Underwriters’ over-allotment option) for each one-month extension of the time period to complete the initial Business Combination, in each case, in exchange for a non-interest bearing, unsecured promissory note). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any public shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.

Going Concern Consideration

As of December 31, 2021, the Company had $421,549 in cash and working capital of $528,149. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Net Loss Per Share of Common Stock

The Company’s statement of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the period it was outstanding. Since the Company was in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

Period from January 19, 2021 (Inception) through December 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$4,195
Net income attributable to common stock subject to possible redemption	$4,195
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	6,296,830
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,107,730)
Less: net income attributable to common stock subject to redemption	(4,195)
Net loss attributable to non-redeemable common stock	$(1,111,925)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	8,185,533
Net loss per share, non-redeemable common stock, basic and diluted	$(0.14)

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

Cash and Marketable Securities Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

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

Offering Costs

Offering costs in the amount of $13,193,740 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ deficit and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. As of December 31, 2021, 23,000,000 shares of common stock were issued and outstanding and subject to possible redemption.

Stock-based Compensation

Stock-based compensation related to restricted stock awards is based on the fair value of common stock on the grant date. The shares underlying the Company’s restricted stock award to Mr. Weightman is subject to forfeiture if he resigns or is terminated for cause prior to the completion of the Business Combination. Therefore, the related stock-based compensation will be recognized upon the completion of a Business Combination, unless the related shares are forfeited prior to a Business Combination occurring.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 19, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. OFFERING

On September 28, 2021, the Company completed the closing of the Offering whereby the Company sold 23,000,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Warrant. Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share. The exercise price of the Public Warrants may be adjusted in certain circumstances as discussed in Note 6. Under the terms of the warrant agreement (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

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

On November 1, 2021, the Company announced that the holders of the Company’s Public Units may elect to separately trade the securities underlying such Public Units which commenced on November 4, 2021. Any Public Units not separated will continue to trade on the NYSE under the symbol “GIA.U.” Any underlying shares of common stock and warrants that are separated will trade on the NYSE under the symbols “GIA”, and “GIA.WS”, respectively.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from January 19, 2021 (date of inception) to December 31, 2021, the Founder purchased 5,735,000 shares of common stock (the “Founder Shares”), after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 5,000 shares of common stock, solely in consideration of future services, to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreements dated September 23, 2021 between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the Business Combination. The Founder Shares are identical to the common stock included in the Public Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement that occurred simultaneously with the completion of the closing of the Offering. Each Private Placement Unit consists of one share of the Company’s common stock and one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

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

The Company’s Founder, Insiders and Underwriters have agreed not to transfer, assign or sell any of their respective Founder Shares, shares held by the Insiders, Private Placement Units, shares or other securities underlying such Private Placement Units that they may hold until the date that is (i) in the case of the Founder Shares or shares held by the Insiders, the earlier of (A) six months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s common stock equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units and shares or other securities underlying such Private Placement Units, until 30 days after the completion of the Company’s Business Combination.

Unlike the Public Warrants included in the Public Units sold in the Offering, if held by the original holder or its permitted transferees, the Private Placement Warrants are not redeemable by the Company and, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business

Combination. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

Administrative Services Agreement and Other Agreements

The Company agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on September 24, 2021, the date the securities were first listed on the NYSE, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

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

Related Party Loan

The Company entered into a promissory note agreement with the Founder under which $125,000 was loaned to the Company for the payment of expenses related to the Offering. The promissory note was non-interest bearing, unsecured and was repaid in full on September 28, 2021.

In August 2021, the Company entered into a promissory note agreement with GigManagement, LLC, an affiliate of the Founder, under which $8,465 was loaned to the Company as a general working capital loan. The promissory note was non-interest bearing, unsecured and was repaid on September 29, 2021.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

On September 23, 2021, the Company entered into a registration rights agreement with its Founder and Insiders. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Public Units to cover any over-allotments, at the Offering price less underwriting discounts and commissions. On September 28, 2021, the over-allotment was exercised in full by the Underwriters.

The Company paid an underwriting discount of $0.20 per Public Unit to the Underwriters at the closing of the Offering. The underwriting discount was paid in cash. In addition, the Company has agreed to pay deferred underwriting commissions of $0.40 per Public Unit, or $9,200,000 in the aggregate, including the Underwriters’ over-allotment option which was exercised in full. The deferred underwriting commission will become payable to the Underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, including the performance of services described therein.

The Underwriters will use their commercially reasonable efforts to provide the Company with the following services: 1) originating and introducing the Company to potential targets for a Business Combination; 2) arranging non-deal roadshows on behalf of the Company in connection with a proposed Business Combination; 3) assisting the Company in meeting its securities exchange listing requirements following the closing of the Offering; and 4) providing capital markets advice and liquidity to the Company following the closing of the Offering. If the Company uses its best efforts (and the Underwriters use commercially reasonable efforts) to obtain financing in private placements or privately negotiated transactions, but notwithstanding such efforts, the Company does not have sufficient cash necessary to consummate the Business Combination and pay the deferred underwriting commission, the Company and the Underwriters will cooperate in good faith to come to a mutually-satisfactory solution with respect to the payment of the deferred underwriting commission so as to ensure that the Company’s obligation to pay the deferred underwriting commission shall not impede the closing of the Business Combination.

6. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2021, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 23,000,000 shares of common stock subject to possible redemption issued and outstanding as of December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable at $11.50 per share, and the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

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

As of December 31, 2021, there were 23,795,000 warrants outstanding.

Stock-based Compensation

Included in the outstanding shares of common stock are 15,000 Insider shares, of which 5,000 Insider shares were issued to Mr. Weightman, the Company’s Treasurer and Chief Financial Officer, and 10,000 Insider shares were issued to ICR solely in consideration of future services pursuant to the Insider Shares Grant Agreements dated September 23, 2021, between the Company and each of the Insiders. The 5,000 Insider shares issued to Mr. Weightman are subject to forfeiture as described in Note 4 while the 10,000 Insider shares issued to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation in the Company’s statement of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The Company has determined that the Private Placement Warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the Public Warrants. The Public Warrants did not start trading separately until November 4, 2021, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the Private Placement Warrants were initially classified as Level 3 financial instruments. After the Public Warrants started trading separately, the Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants are valued upon observable data and have been reclassified as Level 2 financial instruments.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$232,304,005

Liabilities:
Warrant liability	2	$413,400

The fair value of the warrants was estimated using the following assumptions:

	Upon Issuance	As of November 4, 2021
Stock Price	$9.52	$9.88
Volatility	10.00%	10.00%
Risk free interest rate	1.07%	1.24%
Exercise price	$11.50	$11.50
Time to maturity - years	6.0	5.9

The change in the fair value of the Level 3 warrant liability in the period from January 19, 2021 (date of inception) through November 4, 2021, is as follows:

Period from January 19, 2021 (Inception) through November 4, 2021
Fair value - beginning of period	$—
Additions	382,773
Change in fair value	125,023
Transfers out of level 3 to level 2	(507,796)
Fair value - end of period	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statement of operations and comprehensive loss for the period presented.

Additionally, there was $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of December 31, 2021.

8. INCOME TAX

The sources of loss before provision for income taxes are as follows for the period from January 19, 2021 (inception) through December 31, 2021:

Period from January 19, 2021 (Inception) through December 31, 2021
Domestic	$(1,105,947)
Foreign	—
Total	$(1,105,947)

The provision for income taxes was comprised of the following for the period from January 19, 2021 (inception) through December 31, 2021:

Period from January 19, 2021 (Inception) through December 31, 2021
Current:
Federal	$1,255
State and local	528
Foreign	—
Total current	1,783
Deferred:
Federal	—
State and local	—
Foreign	—
Total deferred	—
Total provision for income taxes	$1,783

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Period from January 19, 2021(Inception) through December 31, 2021
Statutory income tax benefit	$(232,249)
State income taxes, net of federal	(75,096)
Warrant revaluation	6,431
Valuation allowance on start-up costs	302,697
Provision for income taxes	$1,783

For the period from January 19, 2021 (inception) through December 31, 2021, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the start-up costs.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 were as follows:

December 31, 2021
Deferred Tax Assets:
Start-up costs	$302,697
Valuation allowance	(302,697)
Net deferred tax assets (liabilities)	$—

As of December 31, 2021, the Company has recorded a valuation allowance of $302,697 to offset deferred tax assets related to its start-up costs. As of December 31, 2021, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31, 2021, the Company has not accrued interest or penalties on unrecognized tax benefits, as there are no positions recorded as of 2021. No changes to the uncertain tax positions balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2021 through December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2021 are listed below.

Name	Age	Position
Dr. Avi S. Katz	63	Executive Chairman of the Board of Directors
Dr. Raluca Dinu	48	Director, President, Chief Executive Officer and Secretary
Dorothy D. Hayes	71	Director
Dr. Sharmila Makhija	55	Director
Raanan I. Horowitz	61	Director
Brad Weightman	67	Treasurer and Chief Financial Officer

Dr. Avi S. Katz  co-founded us together with Dr. Raluca Dinu, our Chief Executive Officer, President, Secretary, and a member of our Board of Directors, and has served as the Executive Chairman of our Board of Directors since our inception in January 2021. Dr. Katz also holds 45% membership interest in GigManagement, LLC, the managing company of our Sponsor, and has served as a managing member of such managing company since its inception. Dr. Katz has spent approximately 33 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fundraising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In October 2017, Dr. Katz founded GigCapital Global’s first SPAC, GigCapital, Inc. (“GIG1”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at a price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth (1/10) of one share of GIG1 common stock, generating aggregate proceeds of $143,750,000, and, at that time, was listed on the NYSE under the symbol “GIG.” In February 2019, after an intensive screening of more than 400 companies worldwide, GIG1 entered into a stock purchase agreement to acquire Kaleyra at a transaction enterprise value of $187,000,000 with combined cash and/or promissory note consideration of $15,000,000. Kaleyra is a global company specialized in providing secure and reliable customer communication for financial institutions and companies of all sizes. The transaction closed in November 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR.” Dr. Katz has been serving as the Chairman and Secretary of Kaleyra, Inc. since the consummation of the transaction in November 2019. Prior to that time, in addition to being the Executive Chairman and Secretary, he was also the Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GigCapital2, Inc. (“GIG2”), a PPE company formed for the purpose of acquiring a company in the TMT industry. GIG2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth (1/20) of one share of GIG2 common stock, generating aggregate proceeds of $172,500,000. In June 2021, GIG2 completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the combined company changed its name to UpHealth, Inc. and is listed on the NYSE under the ticker symbol “UPH.” The deal combined UpHealth’s patient care management, digital healthcare and digital pharmacy services with Cloudbreak’s video consultation platform for doctors and patients. Dr. Katz initially served as the Chief Executive Officer of GIG2 until August 2019, when Dr. Dinu substituted for him in that position. He also served as the Executive Chairman and Secretary of GIG2 since its incorporation until the closing of the business combination in June 2021, when Dr. Katz was appointed as the Co-Chairman of the Board of Directors of UpHealth, Inc. In February 2020, Drs. Katz and Dinu co-founded GigCapital3, Inc. (“GIG3”), a PPE company formed for the purpose of acquiring a company in the TMT industry. GIG3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200,000,000. In May 2021, GIG3 closed its business combination with Lightning Systems, Inc., a company that designs and manufactures all-electric powertrains for medium- and heavy-duty vehicles, which does business as Lightning eMotors, and the combined company has changed its name to Lightning eMotors, Inc. and its common stock and warrants are listed on the NYSE under the symbols “ZEV” and “ZEV.WS,” respectively. Following the closing, Dr. Katz was elected a co-

chairman of the Board of Directors of Lightning eMotors, Inc. Prior to that, he served as the Chief Executive Officer, Executive Chairman, and Secretary of GIG3 since its inception until the closing in May 2021. Dr. Katz ceased to be a director of Lightning eMotors, Inc. in October, 2021. In December 2020, Drs. Katz and Dinu co-founded GigCapital4, Inc. (“GIG4”), a PPE company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of $358,800,000. In December 2021, GIG4 completed its business combination with BigBear.ai Holdings, LLC, a provider of artificial intelligence, machine learning, cloud-based big data analytics, and cyber engineering solutions, and the combined company is named BigBear.ai Holdings, Inc. and is listed on the NYSE under the ticker symbol “BBAI.” Dr. Katz served as the Executive Chairman of GIG4 since its inception until the completion of the business combination in December 2021 when Drs. Katz was appointed as a director of BigBear.ai Holdings, Inc. In January 2021, Drs. Katz and Dinu co-founded GigCapital6, Inc. (“GIG6”), a PPE company formed for the purpose of acquiring a company in the TMT, artificial intelligence, machine learning, medical technology, semiconductors, cybersecurity and sustainable industries, which is expected to complete its initial public offering in the first half of 2022. GIG6 is expected to apply for listing on NYSE under the symbol “GIF.” In February 2021, Drs. Katz and Dinu co-founded GigInternational1, a PPE company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with an emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of one warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209,000,000. GigInternational1 is listed on Nasdaq under the symbol “GIW.” Dr. Katz has been the Executive Chairman of GIG6 since December 2021 and GigInternational1 since its inception. Dr. Katz is also the sole managing member of GigFounders, LLC and a managing member of GigManagement, LLC. He is also a co-founder of Cognizer, a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s Board of Directors from its inception in December 2018 until August 2020. Prior to launching his first PPE company, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak, Inc. (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak. From its inception in 2007 until its sale in April 2017 to IDT for $250 million in cash, GigPeak, Inc. provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak, Inc.’s helm, the company completed 10 M&A deals. From February 2014 to September 2017, Dr. Katz was the chairman of the Board of Directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the Board of Directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the chief executive officer and a member of the Board of Directors of Equator Technologies, which at the time sought to commercialize leading-edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Dr. Katz has held several leadership positions over the span of his career within the TMT industry since serving as a member of Technical Staff at AT&T Bell Laboratories in the 1980s, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, a graduate of the 1979 USA Naval ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, our Chief Executive Officer, President, Secretary, and one of our directors.

Dr. Raluca Dinu co-founded us with Dr. Avi S. Katz, the Executive Chairwoman of our Board of Directors, and has served as a member of our Board of Directors since February 2021 and was appointed as our Chief Executive Officer, President, and Secretary in March 2021. Dr. Dinu has spent approximately 20 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large-scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Dinu also holds 45% membership interest in the managing company of our Sponsor, GigManagement, LLC, and has served as a managing member of such managing company since its inception. She has served as the Chief Executive Officer of GIG2 since August 2019 and as a member of its Board of Directors since March 2019. She also served on the Board of Directors of GIG3 from February

2020 to May 2021, when she was elected a director of Lightning eMotors, Inc. Dr. Dinu ceased to be a director of Lightning eMotors, Inc. in October 2021. She has also served as a member of the Board of Directors, President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. January 2021, Drs. Katz and Dinu co-founded GIG6, a PPE company formed for the purpose of acquiring a company in the TMT, artificial intelligence, machine learning, medical technology, semiconductors, cybersecurity and sustainable industries, which is expected to complete its initial public offering in the first half of 2022. GIG6 is expected to apply for listing on NYSE under the symbol “GIF.” In February 2021, Drs. Katz and Dinu co-founded GigInternational1, a PPE company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with an emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of 1/2 to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209,000,000. GigInternational1 is listed on Nasdaq under the symbol “GIW.” Dr. Dinu is the Chief Executive Officer, President, Secretary and a member of the Board of Directors of GIG6 since January 2021 and GigInternational1 since March 2021. From April 2017 to May 2019, Dr. Dinu was the vice president and general manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including executive vice president and chief operation officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its executive vice president of Global Sales and Marketing from August 2015 to April 2016, and as its senior vice president of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the Board of Directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was vice president of engineering at Lumera Corporation (“Lumera”) (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. Dr. Dinu is married to Dr. Katz, our Executive Chairman of the Board of Directors.

Dorothy D. Hayes joined the Board of Directors as a director in February 2021. Ms. Hayes served as a member of the Board of Directors of GIG4 from December 2020 to December 2021 when she was elected as a director of the combined company BigBear.ai Holdings, Inc. Ms. Hayes currently serves as the Chair of the Audit Committee of BigBear.ai Holdings, Inc. Ms. Hayes has also been a director of GIG6 since February 2021 and GigInternational1 since March 2021. Ms. Hayes has also served as member of the Board of Directors and chair of the audit committee of GigCapital6 since January 2021. Ms. Hayes was appointed as a director of Intevac, Inc. in June 2019. Ms. Hayes currently serves as the Chairwoman of the Audit Committee of Intevac, Inc. Ms. Hayes served from 2003 until her retirement in 2008 as Corporate Controller and Chief Accounting Officer and later as Chief Audit Executive at Intuit, a business and financial software company. From 1999 until 2003, Ms. Hayes served as Vice President, Corporate Controller and Chief Accounting Officer of Agilent Technologies, a public research, development and manufacturing company. From 1989 until 1999, Ms. Hayes served as Assistant Corporate Controller, financial executive of the Measurement Systems Organization and Chief Audit Executive of Hewlett Packard, a multinational information technology company. From 1980 until 1989, Ms. Hayes served in various management functions including Vice President, Corporate Controller of Apollo Computer, a computer hardware and software company. Ms. Hayes currently serves as nonexecutive Chairwoman of the Board of Directors at First Tech Federal Credit Union, a cooperative financial institution. She previously chaired the Audit Committee of the Vantagepoint Funds, a captive mutual fund series of ICMA Retirement Corporation, and the Audit Committee for Range Fuels, a privately held biofuels company. Ms. Hayes currently serves as a board member or trustee of various non-profit and philanthropic organizations including: Encore.org, the Center for Excellence in Nonprofits and the Computer History Museum. Ms. Hayes holds an M.S. in Finance from Bentley University (1987), and received both an M.S. in Business Administration (1976) and a BA in Elementary Education (1972) from the University of Massachusetts, Amherst. She maintains the NACD Board Leadership Fellow credential and has been a several-time attendee at Stanford Directors College. She participates actively in Women Corporate Directors (WCD), the National Association of Corporate Directors (NACD), Financial Executives International (FEI), and the Athena Alliance. She is a Senior Fellow of the American Leadership Forum—Silicon Valley, was a recipient of the YWCA TWIN award (1986), and was named to AGENDA Magazine’s Diversity 100—Top Diverse Board Candidates (2010).

Dr. Sharmila Makhija, MD, MBA joined our Board of Directors in December 2021. Dr. Sharmila Makhija, MD, MBA, an international expert on gynecologic cancer, serves as Department Chair of Obstetrics & Gynecology and Women’s Health, professor of gynecologic oncology, and The Chella and Moise Safra Endowed Chair at the Albert Einstein College of Medicine and Montefiore Health System since 2015. Dr. Makhija was also appointed as the Chair of the Faculty Practice Group Steering Committee at Montefiore Health System in 2017. She has held faculty positions at the University of Pittsburgh (1999-2001) and been named a Women’s Reproductive Health Research Scholar (NIH K12, WRHR) at the University of Alabama at Birmingham (2001-2008), where she continued as a WRHR scholar and received the medical education award and the Argus Teaching Award from the medical school. At Emory University (2008-2011), she was a division chief of gynecologic oncology, a Georgia Cancer Coalition Distinguished Cancer Scholar, and the Leach Endowed Chair in obstetrics and gynecology. Dr. Makhija served as the Department Chair of Obstetrics, Gynecology and Women’s Health, tenured professor of gynecologic oncology, and the Donald E. Baxter Endowed Chair in obstetrics and gynecology at the University of Louisville School of Medicine (2011-2015). While at the University of Louisville, Dr. Makhija was the Chief Medical and Operations Officer for the Center for Women’s and Infants as well as an instructor for the course “Economics of Health Sector Management” at the UofL College of Business, executive MBA program. She presently serves on the Board of Directors of GigCapital6 since December 2021 and the Board of Every Mother Counts, a nonprofit started by Christy Turlington Burns focused on improving maternal health care worldwide, which she joined in 2018, and Clinical Leadership Committee of the American Hospital Association since 2020. She also serves as the Associate Editor-in-Chief of JAAPI, a peer-reviewed medical and healthcare journal of the American Association of Physicians of Indian Origin (AAPI), since 2021. Dr. Makhija is an unpaid advisor to UpHealth, Inc. since 2021. Dr. Makhija has received numerous awards for her dedication to women’s health, including the Spirit of Achievement Award at the Albert Einstein College of Medicine and Humanitarian Hero, in Good Housekeeping. Dr. Makhija earned her B.A. in chemistry from Cornell University (1988), medical degree from the University of Alabama at Birmingham (1992) and completed her obstetrics and gynecology residency at the University of Louisville Hospital (1996) and a fellowship in gynecologic oncology at Memorial Sloan-Kettering Cancer Center in New York (1999). Dr. Makhija received her executive MBA from Emory’s Goizueta Business School (2011).

Raanan I. Horowitz joined the Board of Directors of the Company in February 2021. He has also served as a member of the Board of Directors of GigInternational1 since March 2021. Mr. Horowitz has served as a member of the Board of Directors of BigBear.ai Holdings, Inc. since December 2021. Mr. Horowitz is the President, Chief Executive Officer and a member of the Board of Directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and medical instrumentation markets. He was appointed to such positions in 2007. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd., a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 18,000 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015, 2018 and 2022, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies.” In addition, Mr. Horowitz is active in the Aerospace & Defense industry, serving on the Board of Governors of the Aerospace Industries Association since 2008, the Board of Directors for the National Defense Industrial Association since 2015, as a member of Business Executives for National Security since 2014, and as a member of the Wall Street Journal CEO Council since 2018. Previously, he served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. He was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from Tel-Aviv University in Israel.

Brad Weightman has served as our Treasurer and Chief Financial Officer since January 2021. Mr. Weightman has more than 30 years of global finance and accounting experience with a combination of large, mid-sized, and small public and private companies in the semiconductor, internet of things, hardware and software industries. Mr. Weightman has been the Chief Financial Officer of GigInternational1 since February 2021 and Treasurer and Chief Financial Officer of GIG6 since January 2021. Mr. Weightman was Vice President and Chief Financial Officer of GIG2 from August 2019 until the closing of its business combination with UpHealth, Inc in June 2021 and Chief Financial Officer of GIG3 from February 2020 to May 2021, until the closing of its business combination with Lightning eMotors, Inc.  Mr. Weightman was Chief Financial Officer of GIG4 from December 2020 until the closing of its business combination with BigBear.ai Holdings, Inc. in December 2021. Mr. Weightman was also the Chief Financial Officer of GIG1 from August 2019 until the closing of its business combination with Kaleyra, Inc. on November 25, 2019. Before then, beginning in April 2017, Mr. Weightman was Senior Business Controller at IDT, providing strategic and financial support for the General Manager and the division, prior to IDT being acquired by Renesas Electronics Corp (TSE 6723:JP) in April 2019. Prior to GigPeak, Inc. being acquired by IDT in April 2017,

Mr. Weightman was Corporate Controller at GigPeak, Inc. from September 2015 to April 2017. Before joining GigPeak, Inc., Mr. Weightman was self-employed as a financial consultant in 2015. Additionally, Mr. Weightman has held various finance and accounting positions at Echelon Corporation, an early developer of the internet of things market, supporting company growth from early stages to a mid-sized public company, as well as large corporations such as Advanced Micro Devices, Inc. and Xerox Holdings Corporation. Mr. Weightman received a Bachelor of Science degree in Accounting from San Jose State University, and is a Certified Public Accountant in California (inactive).

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors will be elected each year at our annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by NYSE).

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of an Executive Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2021.

Audit Committee

We have established an audit committee of the Board of Directors. Dr. Makhija, Ms. Hayes and Mr. Horowitz will serve as members of our audit committee. Ms. Hayes serves as Chairwoman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Dr. Makhija, Ms. Hayes and Mr. Horowitz are independent.

Each member of the audit committee is financially literate and our Board of Directors has determined that Ms. Hayes qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

▪

assisting the Board of Directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (5) the qualifications and independence of the Company’s independent registered public accounting firm;

▪

reviewing with each of the internal auditors and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

▪

reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

▪

reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

▪

receiving and reviewing reports of the independent registered public accounting firm discussing 1) all critical accounting policies and practices to be used in the independent registered public accounting firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

▪

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

▪

reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

▪

discussing with management and the independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

▪	reviewing material pending legal proceedings involving the Company and other contingent liabilities;
▪

meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

▪

reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

▪

establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

▪

reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

▪	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Dr. Makhija, Ms. Hayes and Mr. Horowitz. Dr. Makhija serves as Chairwoman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

▪	reviewing the performance of the Chief Executive Officer and executive management;
▪	assisting the Board of Directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

▪

reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

▪	approving the salaries, bonus and other compensation for all executive officers;
▪	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪	reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪	reviewing and making recommendations concerning executive compensation policies and plans;
▪	reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;
▪	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board of Directors;
▪

reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;

▪	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
▪	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;
▪	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
▪	issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;
▪	annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and
▪

undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board of Directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Dr. Makhija, Ms. Hayes and Mr. Horowitz. Mr. Horowitz serves as Chairman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

▪	developing and recommending to the Board of Directors the criteria for appointment as a director;
▪	identifying, considering, recruiting and recommending candidates to fill new positions on the Board of Directors;
▪	reviewing candidates recommended by stockholders;

▪	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪	recommending director nominees for approval by the Board of Directors and election by the stockholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Director Independence

NYSE requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Dr. Makhija, Ms. Hayes and Mr. Horowitz are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the initial registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including, among other things, GigCapital6, and GigInternational1, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Proposed Business—Initial Business Combination”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. In particular, affiliates of our Sponsor is the Sponsor of GigInternational1 which completed its initial public offering in May 2021, and is now engaged in intensive efforts of searching and screening companies worldwide. In addition, Drs. Katz and Dinu co-founded GigCapital6 in January 2021 which is expected to complete its initial public offering in the second quarter of 2022, which may also create potential conflicts of interest for our Sponsor. Further, there is significant overlap among the directors and officers of GigInternational1, GigCapital6, and our company. Dr. Katz, our Executive Chairman, serves as the Executive Chairman of GigInternational1 and a director of GigCapital6. Dr. Dinu is also a member of the Board of Directors and the Chief Executive Officer of GigInternational1, GigCapital6 and our company and serves as the Executive Chairwoman of GigCapital6. Ms. Hayes, a director of the Company, serves on the Board of Directors of GigInternational1, GigCapital6, and Intevac, Inc. (Nasdaq: IVAC) and as the Chairwoman of the Board of Directors of First Tech Federal Credit Union. In addition, Mr. Horowitz, a director of the Company, serves on the Board of Directors of GigInternational1 and as the President and Chief Executive Officer of Elbit Systems of America, a wholly owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. Dr. Makhija, a director of the Company, serves on the board of directors of GigCapital6. Furthermore, Brad Weightman, our Treasurer and Chief Financial Officer, serves as the Chief Financial Officer of GigInternational1 and the Treasurer and Chief Financial Officer of GigCapital6. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

Investors should be aware of the following potential conflicts of interest:

▪	None of our management team is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
▪

In the course of their other business activities, our Sponsor and management team may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. However, our management teams have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.

▪

Unless we consummate our initial business combination, our management team and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

▪

The Founder Shares and Private Placement Shares will be released from lockup only if an initial business combination is successfully completed, and the private warrants and private rights will expire worthless if an initial business combination is not consummated. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate for effecting an initial business combination.

▪

Drs. Katz and Dinu, our independent directors, Mr. Horowitz and Ms. Hayes, and Mr. Weightman, our Treasurer and Chief Financial Officer, each has a financial/voting interest in our Sponsor that entitles each of them to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial/voting interests in our Sponsor.

For the foregoing reasons, our Board of Directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with the Company.

In general, executive officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

▪	the corporation could financially undertake the opportunity;
▪	the opportunity is within the corporation’s line of business; and
▪	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our management team may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our management team has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have. Accordingly, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our management team in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Dr. Avi S. Katz	Kaleyra, Inc.	Mobile Messaging Services	Chairman
	GigFounders, LLC	Consulting and Investment	Founder and managing member
	GIG4L, LLC	Investment	Co-Founder and managing member
	GigManagement, LLC	Management Company	Founder and managing member
	GigAcquisitions, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions2, LLC	PPE (SPAC) sponsorship	Founder and manager
	UpHealth, Inc.	Digital Healthcare	Co-Chairman of Board of Directors
	GigAcquisitions3, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions4, LLC	PPE (SPAC) sponsorship	Founder and manager
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
	GigAcquisitions5, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions6, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigInternational1, Inc.	PPE (SPAC)	Co-Founder and Executive Chairman
	GigCapital6, Inc.	PPE (SPAC)	Co-Founder and Executive Chairman
	GigInternational1 Sponsor, LLC	PPE (SPAC) sponsorship	Founder and manager
Dr. Raluca Dinu	UpHealth, Inc.	Digital Healthcare	Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
	GigInternational1, Inc.	PPE (SPAC)	Co-Founder, Chief Executive Officer, President, Secretary, and Director
	GigCapital6, Inc.	PPE (SPAC)	Co-Founder, Chief Executive Officer, President, Secretary, and Director
	GigManagement, LLC	Management Company	Founder and managing member
	GIG4L, LLC	Investment	Co-Founder and managing member
Dorothy D. Hayes	First Tech Federal Credit Union	Credit Union	Nonexecutive Chairwoman
	Intevac, Inc.	Thin Film Processing Equipment	Director and Chairwoman of the Audit Committee
	Computer History Museum	Museum	Trustee
	Center for Excellence in Nonprofits	Nonprofit Training	Director
	Encore.org	Innovation Nonprofit	Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director and Chair of the Audit Committee
	GigInternational1, Inc.	PPE (SPAC)	Director and Chair of the Audit Committee
	GigCapital6, Inc.	PPE (SPAC)	Director and Chair of the Audit Committee
Prof. Sharmila Makhija, MD	GigCapital6, Inc.	PPE (SPAC)	Director
Raanan I. Horowitz	Elbit Systems of America	Defense and Aviation	Chief Executive Officer and Director
	GigInternational1, Inc.	PPE (SPAC)	Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
Brad Weightman	GigInternational1, Inc.	PPE (SPAC)	Chief Financial Officer
	GigCapital6, Inc.	PPE (SPAC)	Treasurer and Chief Financial Officer

If we submit our initial business combination to our public stockholders for a vote, our Founders, as well as all of our management team have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their Founder Shares or the Placement Shares. If they purchase shares of common stock, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor or management team, or their respective affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period ended December 31, 2021 there were no delinquent filers.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

As we are a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation is to retain the executives and directors to help identify and close a business combination.

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Company’s initial business combination or our liquidation, the Company has agreed to pay GigManagement, LLC a total of $30,000 per month for office space and general and administrative services. This arrangement was agreed to by an affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer for the Company’s benefit and is not intended to provide such affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer compensation in lieu of a salary. The Company believes that such fees are at least as favorable as it could have obtained from an unaffiliated third party for such services.

On September 23, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Treasurer and Chief Financial Officer, who holds 5,000 Insider Shares. Mr. Weightman is initially receiving $2,500 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided, as may be mutually agreed by the parties. The Company will pay Mr. Weightman for services rendered since September 23, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the IPO.

In accordance with what was provided for in the prospectus, on September 28, 2021, the Board of Directors approved the payment by the Company of advisory fees to directors in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations as well as pertaining to Board of Directors committee service and administrative and analytical services. These advisory fees will be paid quarterly, and include payments to Dr. Avi Katz, the Executive Chairman of the Board of Directors and Dr. Raluca Dinu, the President and Chief Executive Officer. The quarterly amounts approved are as follows, of which 1 quarterly payment has been made in 2021:

Director	Quarterly Compensation
Dr. Avi Katz	$30,000
Dr. Raluca Dinu	$30,000
Neil Miotto (1)	$20,000
Dorothy D. Hayes	$15,000
Raanan I. Horowitz	$12,000

(1)	Mr. Miotto resigned from the board on December 31, 2021.

Following are the tabular disclosures of our executive officer and director compensation:

Management Compensation

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors (Principal Executive Officer)	January 19, 2021 (Inception) through December 31, 2021	$—	$—	$—	$—	$—	$—	$30,000	$30,000
Dr. Raluca Dinu, Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	January 19, 2021 (Inception) through December 31, 2021	$—	$—	$—	$—	$—	$—	$30,000	$30,000
Brad Weightman, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 19, 2021 (Inception) through December 31, 2021	$15,667	$—	$—	$—	$—	$—	$—	$15,667
(1)

Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations.

Independent Director Compensation

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation (1)	Total
Dorothy D. Hayes, Independent Director and Chairwoman of the Audit Committee	$—	$—	$—	$—	$—	$15,000	$15,000
Raanan I. Horowitz, Independent Director and Chairman of the Nominating and Corporate Governance Committee	$—	$—	$—	$—	$—	$12,000	$12,000
Neil Miotto, Independent Director (2)	$—	$—	$—	$—	$—	$20,000	$20,000
Dr. Sharmila Makhija, MD, Independent Director and Chairwoman of the compensation committee (2)	$—	$—	$—	$—	$—	$—	$—
(1)

Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations.

(2)	Mr. Miotto resigned from the board and Dr. Sharmila Makhija was appointed to the board on December 31, 2021.

Except as set forth above, no compensation will be paid to the Company’s Sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination with the target business. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s independent directors review on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or their affiliates. The Company is not party to any agreements with its officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this annual report, and as adjusted to reflect the sale of our shares of common stock included in the units, by:

▪	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
▪	each of our management team that beneficially owns shares of common stock; and
▪	all our management team as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock (2)
GigAcquisitions5, LLC (3)	6,530,000	(4)	22.1%
Dr. Avi S. Katz (3)	6,530,000	(4)	22.1%
Dr. Raluca Dinu	—		—
Dorothy D. Hayes	—		—
Dr. Sharmila Makhija	—		—
Raanan I. Horowitz	—		—
Brad Weightman	5,000		*

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(2)	Based on 29,545,000 shares of common stock outstanding as of March 29, 2022.
(3)

Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Avi S. Katz, our Executive Chairman, Secretary, President, and Chief Executive Officer, and the manager of our Sponsor, who has sole voting and dispositive power over the shares held by our Sponsor.

(4)	Include 795,000 shares of common stock underlying Private Placement Units.

Our Founder and management team beneficially own approximately 22.1% of our issued and outstanding common stock, with our Sponsor beneficially owning approximately 22.1% of such issued and outstanding common stock. Because of this ownership block, our Founders, together, and our Sponsor acting alone, may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period from January 19, 2021 (date of inception) to December 31, 2021, the Sponsor purchased a net of 5,735,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 15,000 Insider Shares, of which 5,000 Insider Shares were issued to Mr. Weightman, the Company’s Treasurer and Chief Financial Officer, and 10,000 Insider Shares were issued to Interest Solutions (together with Mr. Weightman, the "Insiders") solely in consideration of future services, pursuant to Insider Shares Grant Agreements dated September 23, 2021 between the Company and each of the Insiders. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or his services are terminated for cause prior to the completion of the initial business combination. The 10,000 shares was expensed upon issuance. The Founder Shares acquired by the Sponsor on January 19, 2021 are identical to the common stock included in the units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has forfeited 4,312,500 Founder Shares because the over-allotment option was fully exercised by the Underwriters.

The Sponsor purchased from the Company an aggregate of 795,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the closing of the IPO. Each Private Placement Unit consists of one share of the Company’s common stock, and one warrant (the “Private Placement Warrant”). Each Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances.

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the closing of the business combination or 12 months from the closing of the IPO and will expire five years after the closing of the business combination or earlier upon redemption or liquidation. However, if the Company does not complete a business combination on or prior to the 12-month period allotted to complete the business combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial business combination as set forth in the Company’s amended and restated certificate of incorporation), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Amended and Restated Warrant Agreement.

Unlike the public warrants included in the units sold in the IPO, if held by the original holder or its permitted transferees, the Private Placement Warrants are not redeemable by the Company. Thus, once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the Private Placement Warrants are no longer held by the Sponsor or the Underwriters and/or their permitted transferees and the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

Also, unlike the public warrants included in the units sold in the IPO, if held by the original holder or its permitted transferees, the Private Placement Warrants, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the Closing of the business combination. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the IPO.

If the Company does not complete a business combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

The Initial Stockholders collectively own approximately 22.2% of the Company’s issued and outstanding shares after the IPO, the private placement, and forfeiture of 4,312,500 Founder Shares by the Sponsor.

The Company entered into promissory note agreements with the Sponsor and an affiliate under which a total of $133,465 was loaned to the Company for the payment of expenses related to the IPO and general working capital purposes. The promissory notes were non-interest bearing, unsecured and were repaid in full by September 28, 2021.

The Company’s Founder and the Insiders have agreed not to transfer, assign or sell any of their respective Founder Shares, shares held by the Insiders, Private Placement Units, shares or other securities underlying such Private Placement Units that they may hold until the date that is (i) in the case of the Founder Shares or shares held by the Insiders, the earlier of (A) six months after the date of the consummation of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) the date on which the last sale price of the Company’s common stock equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial business combination, or (y) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s initial business combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units and shares or other securities underlying such Private Placement Units, until 30 days after the completion of the Company’s initial business combination. Notwithstanding the foregoing, during their respective lock-up periods, the Initial Stockholders may transfer, assign or sell any of the aforenamed securities

(1) amongst the Sponsor and its affiliates, to its executive officers or directors, or to any affiliate or family member of any of its executive officers or directors,

(2) in the case of an entity, as a distribution to its partners, stockholders or members upon its liquidation,

(3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon death of such person, (iii) pursuant to a qualified domestic relations order,

(4) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities,

(5) through private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which such securities were originally purchased,

(6) in the case of an Underwriter, to such Underwriter’s affiliates or any entity controlled by such Underwriter, or

(7) to us for no value for cancellation in connection with the consummation of our initial business combination; provided, that, in each such case (except clause (7)), these permitted transferees shall enter into a written agreement with the Company agreeing to be bound by the transfer restrictions agreed to by the original holder in connection with the purchase of the securities being transferred.

If the Company does not complete a business combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

In order to meet the Company’s working capital needs, the Sponsor, executive officers and directors, or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the units. No such working capital loans have been made.

On September 23, 2021, the Company entered into a Registration Rights Agreement with the Sponsor and Insiders. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

On September 23, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, the Company’s Treasurer and Chief Financial Officer. Mr. Weightman initially received $2,500 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided. Commencing with the first month after the consummation of the IPO, the Company has paid Mr. Weightman for services rendered since January 19, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the IPO. In addition, prior to the consummation of IPO, the Company issued 5,000 Insider Shares, in consideration of future services to it, to Mr. Weightman.

The Company agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on September 24, 2021, the date the securities were first listed on the New York Stock Exchange, and will terminate upon the earlier of the Closing of the business combination or the liquidation of the Company.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board of Directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Dr. Katz, our Executive Chairman of the Board of Directors, and Dr. Raluca Dinu, one of our directors and our President and Chief Executive Officer, are husband and wife.

Dr. Katz, the Executive Chairman of our Board of Directors, serves as the Executive Chairman of GigCapital6 and GigInternational1. Dr. Raluca Dinu, our Chief Executive Officer, President, Secretary, and a member of the Board of Directors, serves as the Chief Executive Officer, President, Secretary and Director of GigCapital6 and GigInternational1. Dorothy D. Hayes, one of our directors, is a member of the Board of Directors of GigInternational1 together with our director Raanan I. Horowitz, and GigCapital6 together with our director Dr. Sharmila Makhija. Ms. Hayes also serves on the Board of Directors of Intevac, Inc. (Nasdaq: IVAC) and as the Chairwoman of the Board of Directors of First Tech Federal Credit Union. In addition, Mr. Horowitz serves as the President and Chief Executive Officer of Elbit Systems of America, a wholly-owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. Dr. Makhija, a director of the Company, serves on the board of directors of GigCapital6. Furthermore, Brad Weightman, our Treasurer and Chief Financial Officer, serves as the Treasurer and Chief Financial Officer of GigCapital6 and Chief Financial Officer of GigInternational1. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

Related Party Policy

Our Code of Ethics will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor or management team including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from January 19, 2021(Inception) through December 31, 2021
Audit Fees (1)	$221,740
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$221,740

(1)

Audit Fees. Audit fees consist of fees billed and to be billed for professional services rendered for the audit of our year-end financial statements, reviews of our condensed financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1*	Form of Underwriting Agreement

3.1*	Certificate of Incorporation

3.2*	Form of Amended and Restated Certificate of Incorporation

3.3*	Bylaws

4.1*	Specimen Unit Certificate

4.2*	Specimen Common Stock Certificate

4.3*	Specimen Warrant Certificate

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company

5.1*	Opinion of DLA Piper LLP (US)

10.1*	Form of Insider Letter Agreement among the Company and the Founder

10.2*	Form of Insider Letter Agreement among the Company and its executive officers and directors

10.3*	Founder Shares Subscription Agreement, dated February 12, 2021, between the Company and Sponsor

10.4*	Form of Insider Shares Grant Agreement between the Company and each of the Insiders

10.5*	Form of Unit Purchase Agreement between the Company and Sponsor

10.6*	Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated August 19, 2021, between the Company and the Sponsor

10.7*	Form of Registration Rights Agreement by and among the Company, the Founder and underwriters

10.8*	Form of Indemnification Agreement

10.9*	Form of Strategic Services Agreement by and between the Company and Brad Weightman

10.10*	Promissory Note issued in favor of Sponsor, dated February 12, 2021

10.11*	Form of Administrative Services Agreement

10.12*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company

10.13*	Amended and Restated Promissory Note issued in favor of Sponsor, dated August 19, 2021

10.14*	Promissory Note issued in favor of GigManagement, LLC, dated August 19, 2021

14*	Code of Ethics

23.1*	Consent of DLA Piper LLP (US) (included in Exhibit 5.1)

24*	Power of Attorney (included on signature page to initial filing of this Registration Statement)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

99.2*	Compensation Committee Charter

99.3*	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 20, 2021, and incorporated herein by reference.
‡

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigCapital5, Inc.

Date: March 31, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President, and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Raluca Dinu and Brad Weightman and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Raluca Dinu	President, Chief Executive Officer, Secretary (Principal Executive Officer)	March 31, 2022
Dr. Raluca Dinu

/s/ Brad Weightman	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2022
Brad Weightman

/s/ Dr. Avi S. Katz	Executive Chairman of the Board of Directors	March 31, 2022
Dr. Avi S. Katz

/s/ Dorothy D. Hayes	Director	March 31, 2022
Dorothy D. Hayes

/s/ Dr. Sharmila Makhija	Director	March 31, 2022
Dr. Sharmila Makhija

/s/ Raanan I. Horowitz	Director	March 31, 2022
Raanan I. Horowitz