Form 10-Q
period 2022-03-31
GigCapital5, Inc.
filed 2022-05-16
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 29,545,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

GIGCAPITAL5, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$192,098	$421,549
Prepaid expenses and other current assets	715,617	740,241
Total current assets	907,715	1,161,790
Cash and marketable securities held in Trust Account	232,309,889	232,304,005
Interest receivable on cash and marketable securities held in Trust Account	13,602	1,973
Other long-term assets	—	165,230
TOTAL ASSETS	$233,231,206	$233,632,998
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$208,230	$28,100
Accrued liabilities	354,986	530,901
Payable to related parties	262,220	72,857
Other current liabilities	6,898	1,783
Total current liabilities	832,334	633,641
Warrant liability	182,850	413,400
Deferred underwriting fee payable	9,200,000	9,200,000
Total liabilities	10,215,184	10,247,041
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 23,000,000 shares at a redemption value of $10.10 per share	232,316,593	232,304,195
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding	655	655
Additional paid-in capital	—	—
Accumulated deficit	(9,301,226)	(8,918,893)
Total stockholders’ deficit	(9,300,571)	(8,918,238)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$233,231,206	$233,632,998

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31, 2022	Period from January 19, 2021 (Date of Inception) through March 31, 2021
Revenues	$—	$—
General and administrative expenses	612,883	35,749
Loss from operations	(612,883)	(35,749)
Other income (expense)
Other income	230,550	—
Interest income on cash and marketable securities held in Trust Account	17,513	—
Loss before provision for income taxes	(364,820)	(35,749)
Provision for income taxes	5,115	—
Net loss and comprehensive loss	$(369,935)	$(35,749)
Net income attributable to common stock subject to possible redemption	$12,398	$—
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	23,000,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$—
Net loss attributable to common stockholders	$(382,333)	$(35,749)
Weighted-average common shares outstanding, basic and diluted (1)	6,540,000	5,216,736
Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$(0.01)

_____________________________

(1)

For the period from January 19, 2021 (date of inception) through March 31, 2021, the weighted-average common shares outstanding, basic and diluted excluded up to 1,312,500 founder shares subject to forfeiture if the over-allotment was not exercised in full or in part by the Underwriters.

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended March 31, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)
Shares subject to redemption	—	—	(12,398)	—	(12,398)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	12,398	(12,398)	—
Net loss	—	—	—	(369,935)	(369,935)
Balance as of March 31, 2022	6,545,000	$655	$—	$(9,301,226)	$(9,300,571)

	Common Stock		Additional
Period from January 19, 2021 (Date of Inception) through March 31, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 19, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.002488 per share	10,047,500	1,005	23,995	—	25,000
Net loss	—	—	—	(35,749)	(35,749)
Balance as of March 31, 2021	10,047,500	$1,005	$23,995	$(35,749)	$(10,749)

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2022	Period from January 19, 2021 (Date of Inception) through March 31, 2021
OPERATING ACTIVITIES
Net loss	$(369,935)	$(35,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(230,550)	—
Interest earned on cash and marketable securities held in Trust Account	(17,513)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	24,624	—
Other long-term assets	165,230	—
Payable to related parties	189,363	—
Accounts payable	180,130	25,749
Accrued liabilities	(175,915)	10,000
Other current liabilities	5,115	—
Net cash used in operating activities	(229,451)	—
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Borrowing from related party	—	125,000
Payment of offering costs	—	(104,788)
Net cash provided by financing activities	—	45,212
Net increase (decrease) in cash during period	(229,451)	45,212
Cash, beginning of period	421,549	—
Cash, end of period	$192,098	$45,212
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$—	$13,482
Offering costs included in accrued liabilities	$—	$129,951
Change in value of common stock subject to possible redemption	$12,398	$—

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange (“NYSE”) rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of March 31, 2022 and December 31, 2021 was $232,309,889 and $232,304,005, respectively, which primarily represents cash and marketable securities of $225,400,000 from the sale of 23,000,000 Public Units at $10.00 per Public Unit, net of underwriting fees of $4,600,000, and $6,900,000 from the sale of 795,000 Private Placement Units at $10.00 per Private Placement Unit to the Founder. The amount held in the Trust Account as of March 31, 2022 and December 31, 2021 also include $9,889 and $4,005, respectively, of interest income earned on these holdings.

Additionally, there was $13,602 and $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2022 and December 31, 2021 respectively.

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

The Company will have 12 months from September 28, 2021, the closing date of the Offering, to complete its initial Business Combination (or up to 18 months in total if the Company extends the period of time to consummate its initial Business Combination up to six times by an additional one month each time; provided that at the beginning of each one-month extension, the Sponsor (or its designees) must deposit into the Trust Account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the offering (including such proceeds from the exercise of the Underwriters’ over-allotment option) for each one-month extension of the time period to complete the initial Business Combination, in each case, in exchange for a non-interest bearing, unsecured promissory note). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.

Going Concern Consideration

As of March 31, 2022, the Company had $192,098 in cash and working capital of $75,381. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of Common Stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the accompanying condensed financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

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

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of tax, by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2022	Period from January 19, 2021 (Date of Inception) through March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$12,398	$—
Net income attributable to common stock subject to possible redemption	$12,398	$—
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	23,000,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$—

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(369,935)	$(35,749)
Less: net income attributable to common stock subject to redemption	(12,398)	—
Net loss attributable to non-redeemable common stock	$(382,333)	$(35,749)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	5,216,736
Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$(0.01)

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

Cash and Marketable Securities Held in Trust Account

As of March 31, 2022, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

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

Offering Costs

Offering costs in the amount of $13,193,740 consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Offering. Offering costs were charged to stockholders’ deficit and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2022 and December, 2021, 23,000,000 shares of common stock were issued and outstanding and subject to possible redemption.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

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

On November 1, 2021, the Company announced that the holders of the Company’s Public Units may elect to separately trade the securities underlying such Public Units which commenced on November 4, 2021. Any Public Units not separated will continue to trade on the NYSE under the symbol “GIA.U.” Any underlying shares of common stock and warrants that are separated will trade on the NYSE under the symbols “GIA,” and “GIA.WS,” respectively.

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

The Company’s Founder and Insiders have agreed not to transfer, assign or sell any of their respective Founder Shares, shares held by the Insiders, Private Placement Units, shares or other securities underlying such Private Placement Units that they may hold until the date that is (i) in the case of the Founder Shares or shares held by the Insiders, the earlier of (A) six months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s common stock equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units and shares or other securities underlying such Private Placement Units, until 30 days after the completion of the Company’s Business Combination.

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

6. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2022 and December 31, 2021, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 23,000,000 shares of common stock subject to possible redemption issued and outstanding as of March 31, 2022 and December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, there were 23,795,000 warrants outstanding.

Stock-based Compensation

Included in the outstanding shares of common stock are 15,000 Insider shares, of which 5,000 Insider shares were issued to Mr. Weightman, the Company’s Treasurer and Chief Financial Officer, and 10,000 Insider shares were issued to ICR solely in consideration of future services pursuant to the Insider Shares Grant Agreements dated September 23, 2021, between the Company and each of the Insiders. The 5,000 Insider shares issued to Mr. Weightman are subject to forfeiture as described in Note 4 while the 10,000 Insider shares issued to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation in the Company’s unaudited condensed statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The Company has determined that the Private Placement Warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the Public Warrants. The Public Warrants did not start trading separately until November 4, 2021, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the Private Placement Warrants were initially classified as Level 3 financial instruments. After the Public Warrants started trading separately, the Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants are valued upon observable data and are classified as Level 2 financial instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$232,309,889	$232,304,005

Liabilities:
Warrant liability	2	$182,850	$413,400

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the period presented.

Additionally, there was $13,602 and $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed on March 31, 2022 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds from the sale of the Pubic Units in our initial public offering (the “IPO”), the sale of the Private Placement Units to our Founder, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the IPO each consisted of one share of common stock, and one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Public Units sold in the IPO, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Public Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial business combination:

•	may significantly dilute the equity interest of investors in the IPO who would not have pre-emption rights in respect of any such issue;
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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through March 31, 2022, our only activities have been organizational activities, those necessary to prepare for the IPO and to search for a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in a trust account (the “Trust Account”) at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the IPO to hold an amount of cash and marketable securities equal to that raised in the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the period ended December 31, 2021 as filed with the SEC on March 31, 2022. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $369,935, which consisted of operating expenses of $612,883 and a provision for income taxes of $5,115, that were partially offset by interest income on marketable securities held in the Trust Account of $17,513 and other income from the change in fair value of the warrant liability of $230,550.

For the period from January 19, 2021 (date of inception) through March 31, 2021, we had a net loss of $35,749, which consisted of operating expenses of $35,749.

Liquidity and Capital Resources

During the period from January 19, 2021 (date of inception) to December 31, 2021, the Founder purchased a net of 5,735,000 Founder Shares, after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 5,000 Insider Shares to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated September 23, 2021 between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the business combination.

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

Following the closing of the IPO, net proceeds in the amount of $225,400,000 from the sale of the Public Units and proceeds in the amount of $6,900,000 from the sale of Private Placement Units, for a total of $232,300,000, were placed in the Trust Account.

As of March 31, 2022, we held cash and marketable securities in the amount of $232,309,889 (including $9,889 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $13,602. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2022, tax relating to interest earned on the Trust Account totaled $5,115.

For the quarter ended March 31, 2022, cash used in operating activities was $229,451, consisting of a net loss of $369,935 and interest earned on marketable securities held in the Trust Account of $17,513, a decrease in the fair value of the warrant liability of $230,550, and a decrease in accrued liabilities of $175,915, that were partially offset by the increases in payable to related parties of $189,363, accounts payable of $180,130, and other current liabilities of $5,115, and the decreases in other long-term assets of $165,230 and prepaid expenses and other current assets of $24,624.

For the period from January 19, 2021 (date of inception) to March 31, 2021, no cash was used in operating activities. The Company incurred a net loss of $35,749, which was offset by an increase of $25,749 in accounts payable and an increase of $10,000 in other current liabilities.

There were no cash flows from investing activities during the three months ended March 31, 2022 or the period from January 19, 2021 (date of inception) through March 31, 2021.

There were no cash flows from financing activities during the three months ended March 31, 2022. During the period from January 19, 2021 (date of inception) through March 31, 2021, financing activities provided cash of $45,212 due to the proceeds from borrowing from a related party of $125,000 and from the sale of common stock to the Founder of $25,000, partially offset by the payment of offering costs of $104,788.

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

As of March 31, 2022, we had cash of $192,098 held outside the Trust Account. We believe that the proceeds not held in the Trust Account may not be sufficient to allow us to operate for at least the next 12 months. Since the closing of the IPO, we have used the funds held outside the Trust Account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Net Loss Per Common Share

Our condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of tax, by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the IPO and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the period it was outstanding. Since we were in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2022	Period from January 19, 2021 (Date of Inception) through March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$12,398	$—
Net income attributable to common stock subject to possible redemption	$12,398	$—
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	23,000,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$—

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(369,935)	$(35,749)
Less: net income attributable to common stock subject to redemption	(12,398)	—
Net loss attributable to non-redeemable common stock	$(382,333)	$(35,749)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	5,216,736
Basic and diluted net loss per share, non-redeemable common stock	$(0.06)	$(0.01)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate or complete our initial business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, increasing disclosures in business combination transactions involving special purpose acquisition companies (SPACs) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act (including certain time limits to announce and consummate a business combination). These proposed rules, if adopted, whether in the form proposed or in revised form, may materially impact our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

There is substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2022, we had $192,098 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is September 28, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from January 19, 2021 (date of inception) to December 31, 2021, the Founder purchased a net 5,735,000 shares of common stock (the “Founder Shares”), after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share. Founder Shares are identical to the common stock included in the public units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the IPO (the “Private Placement”). Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one Private Placement Warrant. Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 of the Notes to Unaudited Condensed Financial Statements. Unlike the warrants included in the Public Units sold in the IPO, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the business combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the IPO.

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

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, of which $110,000 remains in accounts payable as of March 31, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. Using a portion of the net proceeds of the IPO that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465. As of March 31, 2022, we had cash of $192,098 held outside the Trust Account for working capital purposes.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.

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

GigCapital5, Inc.

Date: May 16, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)