Form 10-Q
period 2022-06-30
GigCapital5, Inc.
filed 2022-08-15
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 29,545,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

GIGCAPITAL5, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$55,158	$421,549
Prepaid expenses and other current assets	530,208	740,241
Total current assets	585,366	1,161,790
Cash and marketable securities held in Trust Account	232,464,793	232,304,005
Interest receivable on cash and marketable securities held in Trust Account	158,838	1,973
Other long-term assets	—	165,230
TOTAL ASSETS	$233,208,997	$233,632,998
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$278,279	$28,100
Accrued liabilities	769,917	530,901
Payable to related parties	431,643	72,857
Other current liabilities	93,560	1,783
Total current liabilities	1,573,399	633,641
Warrant liability	55,650	413,400
Deferred underwriting fee payable	9,200,000	9,200,000
Total liabilities	10,829,049	10,247,041
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 23,000,000 shares at a redemption value of $10.10 per share	232,527,171	232,304,195
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding	655	655
Additional paid-in capital	—	—
Accumulated deficit	(10,147,878)	(8,918,893)
Total stockholders’ deficit	(10,147,223)	(8,918,238)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$233,208,997	$233,632,998

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended	Period from January 19, 2021 (Date of Inception) through
	2022	2021	June 30, 2022	June 30, 2021
Revenues	$—	$—	$—	$—
General and administrative expenses	973,852	—	1,586,735	35,749
Loss from operations	(973,852)	—	(1,586,735)	(35,749)
Other income (expense)
Other income	127,200	—	357,750	—
Interest income on cash and marketable securities held in Trust Account	300,140	—	317,653	—
Loss before provision for income taxes	(546,512)	—	(911,332)	(35,749)
Provision for income taxes	89,562	—	94,677	—
Net loss and comprehensive loss	$(636,074)	$—	$(1,006,009)	$(35,749)
Net income attributable to common stock subject to possible redemption	$210,578	$—	$222,976	$—
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	23,000,000	—	23,000,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$—	$0.01	$—
Net loss attributable to common stockholders	$(846,652)	$—	$(1,228,985)	$(35,749)
Weighted-average common shares outstanding, basic and diluted (1)	6,540,000	8,735,000	6,540,000	7,180,920
Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$—	$(0.19)	$(0.00)

_____________________________

(1)

For the period from January 19, 2021 (date of inception) through June 30, 2021, the weighted-average common shares outstanding, basic and diluted excluded up to 1,312,500 founder shares subject to forfeiture if the over-allotment was not exercised in full or in part by the Underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended June 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2022	6,545,000	$655	$—	$(9,301,226)	$(9,300,571)
Shares subject to redemption	—	—	(210,578)	—	(210,578)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	210,578	(210,578)	—
Net loss	—	—	—	(636,074)	(636,074)
Balance as of June 30, 2022	6,545,000	$655	$—	$(10,147,878)	$(10,147,223)

	Common Stock		Additional
Three Months Ended June 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2021	10,047,500	$1,005	$23,995	$(35,749)	$(10,749)
Net loss	—	—	—	—	—
Balance as of June 30, 2021	10,047,500	$1,005	$23,995	$(35,749)	$(10,749)

	Common Stock		Additional
Six Months Ended June 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)
Shares subject to redemption	—	—	(222,976)	—	(222,976)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	222,976	(222,976)	—
Net loss	—	—	—	(1,006,009)	(1,006,009)
Balance as of June 30, 2022	6,545,000	$655	$—	$(10,147,878)	$(10,147,223)

	Common Stock		Additional
Period from January 19, 2021 (date of inception) through June 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 19, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founder at $0.0024882 per share	10,047,500	1,005	23,995	—	25,000
Net loss	—	—	—	(35,749)	(35,749)
Balance as of June 30, 2021	10,047,500	$1,005	$23,995	$(35,749)	$(10,749)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Period from January 19, 2021 (Date of Inception) through June 30, 2021
OPERATING ACTIVITIES
Net loss	$(1,006,009)	$(35,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(357,750)	—
Interest earned on cash and marketable securities held in Trust Account	(317,653)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	210,033	—
Other long-term assets	165,230	—
Accounts payable	165,179	25,749
Accrued liabilities	324,016	10,000
Payable to related parties	358,786	—
Other current liabilities	91,777	—
Net cash used in operating activities	(366,391)	—
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Borrowing from related party	—	125,000
Payment of offering costs	—	(104,788)
Net cash provided by financing activities	—	45,212
Net increase (decrease) in cash during period	(366,391)	45,212
Cash, beginning of period	421,549	—
Cash, end of period	$55,158	$45,212
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$222,976	$—
Offering costs included in accounts payable	$85,000	$13,482
Offering costs included in accrued liabilities	$—	$129,951

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On September 23, 2021, the registration statement on Form S-1 (File No. 333-254038), as amended, relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Company entered into an underwriting agreement with Wells Fargo Securities, LLC and William Blair & Company, L.L.C. (collectively, the “Underwriters”) on September 23, 2021 to conduct the Offering of 20,000,000 units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock (a “Public Share”), $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

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

Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, of which $110,000 remains in accounts payable as of June 30, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of June 30, 2022 and December 31, 2021 was $232,464,793 and $232,304,005, respectively, which primarily represents cash and marketable securities of $225,400,000 from the sale of 23,000,000 Public Units at $10.00 per Public Unit, net of underwriting fees of $4,600,000, and $6,900,000 from the sale of 795,000 Private Placement Units at $10.00 per Private Placement Unit to the Founder. The amount held in the Trust Account as of June 30, 2022 and December 31, 2021 also include $164,793 and $4,005, respectively, of interest income earned on these holdings.

Additionally, there was $158,838 and $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

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

Going Concern Consideration

As of June 30, 2022, the Company had $55,158 in cash and a working capital deficit of $988,033. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of common stock. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination plans.

In connection with the Company's assessment of going concern considerations, management has determined that the liquidity condition and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the liquidation date of September 28, 2022 (or up to March 28, 2023, if applicable), raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 28, 2022.

If the proceeds not held in the Trust Account become insufficient to allow the Company to operate for at least 12 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for the lesser of 12 months or all available extension periods. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the accompanying condensed financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended June 30,		Six Months Ended	Period from January 19, 2021 (Date of Inception) through
	2022	2021	June 30, 2022	June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$210,578	$—	$222,976	$—
Net income attributable to common stock subject to possible redemption	$210,578	$—	$222,976	$—
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	23,000,000	—	23,000,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$—	$0.01	$—

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(636,074)	$—	$(1,006,009)	$(35,749)
Less: net income attributable to common stock subject to redemption	(210,578)	—	(222,976)	—
Net loss attributable to non-redeemable common stock	$(846,652)	$—	$(1,228,985)	$(35,749)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	8,735,000	6,540,000	7,180,920
Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$—	$(0.19)	$(0.00)

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2022 and December, 2021, 23,000,000 shares of common stock were issued and outstanding that are subject to possible redemption.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined it would not have a material impact on the condensed financial statements as presented.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the Public Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

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

Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the Private Placement Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

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

6. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2022 and December 31, 2021, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 23,000,000 shares of common stock subject to possible redemption issued and outstanding as of June 30, 2022 and December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2022 and December 31, 2021, there were 23,795,000 warrants outstanding.

Stock-based Compensation

Included in the outstanding shares of common stock are 15,000 Insider shares, of which 5,000 Insider shares were issued to Mr. Weightman, the Company’s Treasurer and Chief Financial Officer, and 10,000 Insider shares were issued to ICR solely in consideration of future services pursuant to the Insider Shares Grant Agreements dated September 23, 2021, between the Company and each of the Insiders. The 5,000 Insider shares issued to Mr. Weightman are subject to forfeiture as described in Note 4 while the 10,000 Insider shares issued to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation in the Company’s statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$232,464,793	$232,304,005

Liabilities:
Warrant liability	2	$55,650	$413,400

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the period presented.

Additionally, there was $158,838 and $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through June 30, 2022, our only activities have been organizational activities, those necessary to prepare for the IPO and to search for a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in a trust account (the “Trust Account”) at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the IPO to hold an amount of cash and marketable securities equal to that raised in the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the period ended December 31, 2021 as filed with the SEC on March 31, 2022. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $636,074, which consisted of operating expenses of $973,852 and a provision for income taxes of $89,562, that were partially offset by interest income on marketable securities held in the Trust Account of $300,140 and other income from the change in fair value of the warrant liability of $127,200. For the three months ended June 30, 2021, we did not incur any expenses or have any income.

For the six months ended June 30, 2022, we had a net loss of $1,006,009, which consisted of operating expenses of $1,586,735 and a provision for income taxes of $94,677 that were partially offset by interest income on marketable securities held in the Trust Account of $317,653 and other income from the change in fair value of the warrant liability of $357,750. For the period from January 19, 2021 (date of inception) through June 30, 2021, we had a net loss of $35,749, which consisted of operating expenses of $35,749.

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

As of June 30, 2022, we held cash and marketable securities in the amount of $232,464,793 (including $164,793 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $158,838. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2022, tax relating to interest earned on the Trust Account totaled $94,677.

For the six months ended June 30, 2022, cash used in operating activities was $366,391, consisting of a net loss of $1,006,009, interest earned on marketable securities held in the Trust Account of $317,653 and a decrease in the fair value of the warrant liability of $357,750, that were partially offset by the increases in payable to related parties of $358,786, accounts payable of $165,179, accrued liabilities of $324,016, and other current liabilities of $91,777, and the decreases in other long-term assets of $165,230 and prepaid expenses and other current assets of $210,033.

For the period from January 19, 2021 (date of inception) to June 30, 2021, no cash was used in operating activities. The Company incurred a net loss of $35,749, which was offset by an increase of $25,749 in accounts payable and an increase of $10,000 in accrued liabilities.

There were no cash flows from investing activities during the six months ended June 30, 2022 or the period from January 19, 2021 (date of inception) through June 30, 2021.

There were no cash flows from financing activities during the six months ended June 30, 2022. During the period from January 19, 2021 (date of inception) through June 30, 2021, financing activities provided cash of $45,212 due to the proceeds from borrowing from a related party of $125,000 and from the sale of common stock to the Founder of $25,000, partially offset by the payment of offering costs of $104,788.

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

As of June 30, 2022, we had cash of $55,158 held outside the Trust Account. We believe that the proceeds not held in the Trust Account may not be sufficient to allow us to operate for at least the next 12 months. Since the closing of the IPO, we have used the funds held outside the Trust Account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended June 30,		Six Months Ended	Period from January 19, 2021 (Date of Inception) through
	2022	2021	June 30, 2022	June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$210,578	$—	$222,976	$—
Net income attributable to common stock subject to possible redemption	$210,578	$—	$222,976	$—
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	23,000,000	—	23,000,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$—	$0.01	$—

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(636,074)	$—	$(1,006,009)	$(35,749)
Less: net income attributable to common stock subject to redemption	(210,578)	—	(222,976)	—
Net loss attributable to non-redeemable common stock	$(846,652)	$—	$(1,228,985)	$(35,749)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	8,735,000	6,540,000	7,180,920
Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$—	$(0.19)	$(0.00)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined it would not have a material impact on the condensed financial statements as presented.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q that was filed with the SEC on May 16, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent volatility in capital markets may affect our ability to obtaining financing for our initial business combination through sales of our shares of common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our shares of common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will (if a period to complete a business combination is ever extended to 24 months or longer from the closing of the Initial Public Offering subject to the required stockholders’ approval), on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, of which $110,000 remains in accounts payable as of June 30, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. Using a portion of the net proceeds of the IPO that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465. As of June 30, 2022, we had cash of $55,158 held outside the Trust Account for working capital purposes.

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

GigCapital5, Inc.

Date: August 15, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)