Form 10-Q
period 2022-09-30
GigCapital5, Inc.
filed 2022-11-14
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 10,559,050 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

GIGCAPITAL5, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$485,657	$421,549
Prepaid expenses and other current assets	359,321	740,241
Total current assets	844,978	1,161,790
Cash and marketable securities held in Trust Account	40,487,648	232,304,005
Interest receivable on cash and marketable securities held in Trust Account	382,639	1,973
Other long-term assets	—	165,230
TOTAL ASSETS	$41,715,265	$233,632,998
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$230,681	$28,100
Accrued liabilities	1,195,561	530,901
Payable to related parties	611,843	72,857
Notes payable to related party	225,000	—
Other current liabilities	382,460	1,783
Total current liabilities	2,645,545	633,641
Warrant liability	23,850	413,400
Deferred underwriting fee payable	9,200,000	9,200,000
Total liabilities	11,869,395	10,247,041
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 4,014,050 and 23,000,000 shares as of September 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.10 per share	40,870,287	232,304,195
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding	655	655
Additional paid-in capital	—	—
Accumulated deficit	(11,025,072)	(8,918,893)
Total stockholders’ deficit	(11,024,417)	(8,918,238)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$41,715,265	$233,632,998

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 19, 2021 (Date of Inception) through
	2022	2021	2022	September 30, 2021
Revenues	$—	$—	$—	$—
General and administrative expenses	1,101,647	142,971	2,688,382	178,720
Loss from operations	(1,101,647)	(142,971)	(2,688,382)	(178,720)
Other income (expense)
Other income (expense)	31,800	(61,346)	389,550	(61,346)
Interest expense	(5,184)	—	(5,184)	—
Interest income on cash and marketable securities held in Trust Account	968,165	127	1,285,818	127
Loss before provision for income taxes	(106,866)	(204,190)	(1,018,198)	(239,939)
Provision for income taxes	288,900	38	383,577	38
Net loss and comprehensive loss	$(395,766)	$(204,228)	$(1,401,775)	$(239,977)
Net income attributable to common stock subject to possible redemption	$679,265	$89	$902,241	$89
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	21,968,155	750,000	22,652,272	270,588
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.00	$0.04	$0.00
Net loss attributable to common stockholders	$(1,075,031)	$(204,317)	$(2,304,016)	$(240,066)
Weighted-average common shares outstanding, basic and diluted	6,540,000	9,699,293	6,540,000	8,779,216
Basic and diluted net loss per share, non-redeemable common stock	$(0.16)	$(0.02)	$(0.35)	$(0.03)

_____________________________

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended September 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2022	6,545,000	$655	$—	$(10,147,878)	$(10,147,223)
Shares subject to redemption	—	—	(481,428)	—	(481,428)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	481,428	(481,428)	—
Net loss	—	—	—	(395,766)	(395,766)
Balance as of September 30, 2022	6,545,000	$655	$—	$(11,025,072)	$(11,024,417)

	Common Stock		Additional
Three Months Ended September 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2021	10,047,500	$1,005	$23,995	$(35,749)	$(10,749)
Sale of common stock to Founders in private placement at $10 per share	795,000	80	7,949,920	—	7,950,000
Issuance of common stock to insider for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	95,199	—	95,200
Sale of common stock in initial public offering, including over-allotment, net of offering costs	23,000,000	2,300	216,803,960	—	216,806,260
Surrender of common stock by Founder	(4,312,500)	(431)	431	—	—
Fair value of warrants	—	—	(382,773)	—	(382,773)
Shares subject to redemption	(23,000,000)	(2,300)	(232,297,789)	—	(232,300,089)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	7,807,057	(7,807,057)	—
Net loss	—	—	—	(204,228)	(204,228)
Balance as of September 30, 2021	6,545,000	$655	$—	$(8,047,034)	$(8,046,379)

	Common Stock		Additional
Nine Months Ended September 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)
Shares subject to redemption	—	—	(704,404)	—	(704,404)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	704,404	(704,404)	—
Net loss	—	—	—	(1,401,775)	(1,401,775)
Balance as of September 30, 2022	6,545,000	$655	$—	$(11,025,072)	$(11,024,417)

	Common Stock		Additional
Period from January 19, 2021 (date of inception) through September 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 19, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.002488 per share	10,047,500	1,005	23,995	—	25,000
Sale of common stock to Founders in private placement at $10 per share	795,000	80	7,949,920	—	7,950,000
Issuance of common stock to insider for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	95,199	—	95,200
Sale of common stock in initial public offering, including over-allotment, net of offering costs	23,000,000	2,300	216,803,960	—	216,806,260
Surrender of common stock by Founder	(4,312,500)	(431)	431	—	—
Fair value of warrants	—	—	(382,773)	—	(382,773)
Shares subject to redemption	(23,000,000)	(2,300)	(232,297,789)	—	(232,300,089)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	7,807,057	(7,807,057)	—
Net loss	—	—	—	(239,977)	(239,977)
Balance as of September 30, 2021	6,545,000	$655	$—	$(8,047,034)	$(8,046,379)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2022	Period from January 19, 2021 (Date of Inception) through September 30, 2021
OPERATING ACTIVITIES
Net loss	$(1,401,775)	$(239,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(389,550)	61,346
Interest earned on cash and marketable securities held in Trust Account	(1,285,818)	(127)
Stock-based compensation	—	95,200
Change in operating assets and liabilities:
Prepaid expenses and other current assets	380,920	(725,400)
Other long-term assets	165,230	(346,580)
Accounts payable	202,581	1,107,969
Accrued liabilities	749,660	13,180
Payable to related parties	538,986	8,552
Other current liabilities	380,677	38
Net cash used in operating activities	(659,089)	(25,799)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(160,000)	(232,300,000)
Cash withdrawn from Trust Account	192,881,509	—
Net cash provided by (used in) investing activities	192,721,509	(232,300,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	226,850,000
Proceeds from sale of Private Placement Units to Founders	—	7,950,000
Redemption of Public Units	(192,138,312)	—
Borrowing from related parties	225,000	133,465
Repayment of borrowing from related parties	—	(133,465)
Payment of offering costs	(85,000)	(447,504)
Net cash provided by (used in) financing activities	(191,998,312)	234,377,496
Net increase in cash during period	64,108	2,051,697
Cash, beginning of period	421,549	—
Cash, end of period	$485,657	$2,051,697
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$704,404	$15,493,829
Offering costs included in accounts payable	$—	$118,630
Offering costs included in accrued liabilities	$—	$277,606
Fair value of warrant liability	$—	$382,773
Deferred underwriting fee payable upon business combination	$—	$9,200,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, of which $110,000 remains in accounts payable as of September 30, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

Recent Developments

Approval of Extension

The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the

Offering) to complete the Business Combination. On September 23, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”) and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month extensions.

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated September 23, 2021, with Continental Stock Transfer & Trust Company, as trustee. At the Special Meeting, the Company’s stockholders approved an amendment to the IMTA (the “IMTA Amendment”) to reflect the extension period from September 28, 2022 up to March 28, 2023 by depositing into the Trust Account $160,000 for each one-month extension.

The Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, which represented approximately 82.6% of the shares that were part of the Public Units sold in the Offering.

Extension Amendment Contributions

On September 26, 2022, the Company issued an unsecured, non-interest-bearing promissory note (the “Extension Note”) to the Sponsor for a principal amount of $160,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty.

Subsequent to September 30, 2022, the Company entered into the first amendment to the Extension Note. See Note 8. Subsequent Events.

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

The Company’s amended and restated certificate of incorporation provides that, other than the payment of deferred underwriting commissions and the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 12 months from the closing of the Offering (or up to 18 months in total if the Company extends the period of time to consummate its initial Business Combination up to six (6) times for an additional one (1) month each time, provided that the Sponsor (or its designees) must deposit into the Trust Account for each one-month extension funds equal to $160,000 in exchange for a non-interest bearing, unsecured promissory note); or (3) the redemption of shares in connection with a stockholder vote seeking to amend any provisions of the amended and restated certificate of incorporation relating to the Company’s pre-initial Business Combination activity and related stockholders’ rights.

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

The amount held in the Trust Account as of September 30, 2022 and December 31, 2021 was $40,487,648 and $232,304,005, respectively, which primarily represents cash and marketable securities of $225,400,000 from the sale of 23,000,000 Public Units at $10.00 per Public Unit, net of underwriting fees of $4,600,000, and $6,900,000 from the sale of 795,000 Private Placement Units at $10.00 per Private Placement Unit to the Founder. The amount held in the Trust Account as of September 30, 2022 also includes $909,157 of interest income earned on these holdings, less $397,477 of income taxes paid for the interest earned and $345,720 of franchise taxes paid on these holdings. On September 23, 2022, stockholders elected to redeem 18,985,950 shares of the Company’s common stock. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022. The Company’s Trust Account also received one extension payment in the amount of $160,000 on September 27, 2022. The amount held in the Trust Account as of December 31, 2021 also includes $4,005 of interest income earned and no taxes were paid from the Trust Account.

Additionally, there was $382,639 and $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in Trust Account as of September 30, 2022 and December 31, 2021, respectively.

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

The Company's stockholders approved the IMTA Amendment that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 (the date which is 12 months from the closing date of the Company's Offering) on a monthly basis up to March 28, 2023 (the date which is 18 months from the closing date of the Company's Offering) by depositing into the Trust Account for each one-month extension $160,000. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.

Going Concern Consideration

As of September 30, 2022, the Company had $485,657 in cash and a working capital deficit of $1,800,567. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of common stock. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination plans.

In connection with the Company's assessment of going concern considerations, management has determined that the liquidity condition and the potential mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the liquidation date up to March 28, 2023, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 28, 2023.

If the proceeds not held in the Trust Account become insufficient to allow the Company to operate up to March 28, 2023 if all one-month extensions are exercised prior to the consummation of the Business Combination, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for the remaining available extension periods. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. The condensed balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended	Period from January 19, 2021 (Date of Inception) through
	2022	2021	September 30, 2022	September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$679,265	$89	$902,241	$89
Net income attributable to common stock subject to possible redemption	$679,265	$89	$902,241	$89
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	21,968,155	750,000	22,652,272	270,588
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.00	$0.04	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(395,766)	$(204,228)	$(1,401,775)	$(239,977)
Less: net income attributable to common stock subject to redemption	(679,265)	(89)	(902,241)	(89)
Net loss attributable to non-redeemable common stock	$(1,075,031)	$(204,317)	$(2,304,016)	$(240,066)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	9,699,293	6,540,000	8,779,216
Basic and diluted net loss per share, non-redeemable common stock	$(0.16)	$(0.02)	$(0.35)	$(0.03)

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Convertible Promissory Note—Related Party

The Company accounts for its Working Capital Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments. The Company has made such election for its Working Capital Note. Using the fair value option, the Working Capital Note is required to be recorded at its initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the Working Capital Note and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations and comprehensive loss (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Working Capital Note are recognized as non-cash gains or losses in the condensed statements of operations and comprehensive loss.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2022 and December 31, 2021, 4,014,050 and 23,000,000 shares of common stock were issued and outstanding that are subject to possible redemption, respectively.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Each Public Warrant will become exercisable 30 days after the completion of the Company’s Business Combination and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the Public Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

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

Each Private Placement Warrant will become exercisable 30 days after the completion of the Company’s Business Combination and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 12-month period allotted to complete the Business Combination (or 18-month period (or such lesser period depending upon the number of one-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the Private Placement Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

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

Working Capital Loans

On September 26, 2022, the Company issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension period. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of the Business Combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-Business Combination entity at a conversion price of $10.00 per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further above in this Note. The Company has elected to value the Working Capital Note with the fair value option and the difference between the estimated fair value of Working Capital Note and its carrying value was de minimis at initial measurement and as of September 30, 2022.

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

6. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2022 and December 31, 2021, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 4,014,050 and 23,000,000 shares of common stock subject to possible redemption issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2022 and December 31, 2021, there were 23,795,000 warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$40,487,648	$232,304,005

Liabilities:
Warrant liability	2	$23,850	$413,400
Note payable to related party	3	$65,000	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the period presented.

Additionally, there was $382,639 and $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in Trust Account as of September 30, 2022 and December 31, 2021, respectively.

The Working Capital Note was valued using a combination of Black-Scholes option pricing model and present value methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Working Capital Note was based on the following significant inputs:
At Issuance
Conversion Price	$10.00
Expected Term	1.0
Volatility	65.00%
Risk free rate	4.04%
Discount rate	26.60%
Probability of conversion	75.00%

Due to the proximity of the Working Capital Note issuance to quarter end, there were no significant changes to the inputs used at the initial measurement date. As a result, the change in fair value during the three and nine months ended September 30, 2022 was de minimis.

The following table presents information about the fair value of the Company’s Working Capital Note at level 3 for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Fair value - beginning of period	$—	$—
Additions	65,000	65,000
Change in fair value	—	—
Fair value - end of period	$65,000	$65,000

8. SUBSEQUENT EVENTS

On October 3, 2022, the Company and QT Imaging, Inc. (“QT”) issued a joint press release, announcing that the Company and QT have entered into an exclusive, non-binding term sheet (the “Term Sheet”) for a Business Combination. QT is a vertically integrated medical imaging company in the business of manufacturing ultra-low frequency transmitted sound imaging systems for breast and body imaging.

Under the terms of the Term Sheet, the Company and QT intend to enter into a definitive agreement pursuant to which the Company and QT would combine, with the former equity holders of both entities holding equity in the combined public company listed on the New York Stock Exchange or any other national stock exchange (the “Surviving Company”) and with QT’s existing equity holders expected to own a majority of the equity in the Surviving Company. The final terms of the definitive agreement are subject to the completion of due diligence to the Company’s satisfaction.

The completion of the proposed Business Combination is subject to the negotiation and execution of definitive documentation and satisfaction of the conditions therein, including (i) completion of any required stock exchange and regulatory review, and (ii) approval of the transaction by each of the Company’s and QT’s stockholders. Accordingly, no assurances can be made that the parties will successfully negotiate and enter into a definitive agreement, or that the proposed Business Combination will be consummated on the terms or timeframe currently contemplated, or at all.

On October 26, 2022, the Extension Note was amended to increase the principal amount to $320,000 to cover an additional month extension. The second installment of $160,000 was deposited in the Trust Account by the Sponsor. Additionally, the Working Capital Note was amended to increase the principal amount to $130,000, reflecting an additional $65,000 in cash proceeds received from the Sponsor for working capital purposes.

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

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of the Public Units in our initial public offering (the “IPO”), the sale of the Private Placement Units to our Founder, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the IPO each consisted of one share of common stock, and one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Public Units sold in the IPO, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Public Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through September 30, 2022, our only activities have been organizational activities, those necessary to prepare for the IPO and to search for a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in a trust account (the “Trust Account”) at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the IPO to hold an amount of cash and marketable securities equal to that raised in the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the period ended December 31,

2021 as filed with the SEC on March 31, 2022. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $395,766, which consisted of operating expenses of $1,101,647, interest expense of $5,184 and a provision for income taxes of $288,900, that were partially offset by interest income on marketable securities held in the Trust Account of $968,165 and other income from the change in fair value of the warrant liability of $31,800.

For the three months ended September 30, 2021, we had a net loss of $204,228, which consisted of operating expenses of $142,971, a provision for income taxes of $38 and other expense from the change in fair value of the warrant liability of $61,346, that were partially offset by interest income on marketable securities held in the Trust Account of $127.

For the nine months ended September 30, 2022, we had a net loss of $1,401,775, which consisted of operating expenses of $2,688,382, interest expense of $5,184 and a provision for income taxes of $383,577, that were partially offset by interest income on marketable securities held in the Trust Account of $1,285,818 and other income from the change in fair value of the warrant liability of $389,550.

For the period from January 19, 2021 (date of inception) through September 30, 2021, we had a net loss of $239,977, which consisted of operating expenses of $178,720, a provision for income taxes of $38 and other expense from the change in fair value of the warrant liability of $61,346, that were partially offset by interest income on marketable securities held in the Trust Account of $127.

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

On September 26, 2022, the Company issued an unsecured, non-interest-bearing promissory note (the “Extension Note”) to the Sponsor for a principal amount of $160,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty.

On September 26, 2022, the Company also issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension period. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of the Business Combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-Business Combination entity at a conversion price of $10.00 per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further in Note 4.

As of September 30, 2022, we held cash and marketable securities in the amount of $40,487,648 (including $909,157 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $382,639. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2022, tax relating to interest earned on the Trust Account totaled $383,577.

For the nine months ended September 30, 2022, cash used in operating activities was $659,089, consisting of a net loss of $1,401,775, interest earned on marketable securities held in the Trust Account of $1,285,818 and a decrease in the fair value of the warrant liability of $389,550, that were partially offset by the increases in payable to related parties of $538,986, accounts payable of $202,581, accrued liabilities of $749,660, and other current liabilities of $380,677, and the decreases in other long-term assets of $165,230 and prepaid expenses and other current assets of $380,920.

For the period from January 19, 2021 (date of inception) to September 30, 2021, cash used in operating activities was $25,799, consisting of a net loss of $239,977, interest earned on marketable securities held in the Trust Account of $127, plus an increase in prepaid expenses and other current assets of $725,400 and an increase in other long-term assets of $346,580, that were partially offset by the increase in accounts payable of $1,107,969, payable to related parties of $8,552, accrued liabilities of $13,180, and other current liabilities of $38, and an increase in the fair value of the warrant liability of $61,346 and stock-based compensation of $95,200.

For the nine months ended September 30, 2022, cash provided by investing activities was $192,721,509, consisting of cash withdrawn from the Trust Account of $192,881,509 that was partially offset by an investment of cash in Trust Account of $160,000.

For the period from January 19, 2021 (date of inception) through September 30, 2021, cash used in investing activities was $232,300,000, consisting of a cash investment in Trust Account of $232,300,000.

For the nine months ended September 30, 2022, cash used in financing activities was $191,998,312, consisting of cash paid for the redemption of public units of $192,138,312 and the payment of deferred offering costs of $85,000, that were partially offset by cash proceeds from a related party borrowing of $225,000.

For the period from January 19, 2021 (date of inception) through September 30, 2021, financing activities provided cash of $234,377,496 due to the proceeds from the sale of common stock to Founders of $25,000, from the sale of Public Units, net of underwriting discounts paid, of $226,850,000, from the sale of Private Placement Units to Founders of $7,950,000, and from the borrowing from related parties of $133,465, that were partially offset by the repayment of borrowing from related parties of $133,465 and the payment of offering costs of $447,504.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us). We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $160,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, we had cash of $485,657 held outside the Trust Account. We believe that the proceeds not held in the Trust Account may not be sufficient to allow us to operate up to March 28, 2023 if all one-month extensions are exercised prior to the consummation of the Business Combination. Since the closing of the IPO, we have used the funds held outside the Trust Account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the

Trust Account will be sufficient to allow it to operate up to March 28, 2023 if all one-month extensions are exercised prior to the consummation of the Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended	Period from January 19, 2021 (Date of Inception) through
	2022	2021	September 30, 2022	September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$679,265	$89	$902,241	$89
Net income attributable to common stock subject to possible redemption	$679,265	$89	$902,241	$89
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	21,968,155	750,000	22,652,272	270,588
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.00	$0.04	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(395,766)	$(204,228)	$(1,401,775)	$(239,977)
Less: net income attributable to common stock subject to redemption	(679,265)	(89)	(902,241)	(89)
Net loss attributable to non-redeemable common stock	$(1,075,031)	$(204,317)	$(2,304,016)	$(240,066)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	9,699,293	6,540,000	8,779,216
Basic and diluted net loss per share, non-redeemable common stock	$(0.16)	$(0.02)	$(0.35)	$(0.03)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Convertible Promissory Note—Related Party

The Company accounts for its Working Capital Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, an election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments. The Company has made such election for its Working Capital Note. Using the fair value option, the Working Capital Note is required to be recorded at its initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the Working Capital Note and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations and comprehensive loss (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Working Capital Note are recognized as non-cash gains or losses in the condensed statements of operations and comprehensive loss.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. We believe that pursuant to both the existing Amended and Restated Certificate of Incorporation and the Trust Agreement, the Company may pay for the Excise Tax from any interest earned on the funds held in the Trust Account.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdiction. In particular, we will be required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate or complete our initial Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

Military conflict in Ukraine may lead to increased volume and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination partner and consummate a Business Combination on acceptable commercial terms or at all.

There is substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, the Company had $485,657 in cash and a working capital deficit of $1,800,567. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The next deadline for us to complete our initial Business Combination is November 28, 2022, which will likely be renewed for another month. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We may not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

The Sponsor is not controlled by or has substantial ties with a non-U.S. person. Dr. Avi S. Katz, the manager of the Sponsor, and his wife, Dr. Raluca Dinu, who is the Company’s Chief Executive Officer, are U.S. citizens. We do not expect the Company to be considered a “foreign person” under the regulations administered by CFIUS. However, if our initial Business Combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial Business Combination. If we cannot complete our initial Business

Combination by November 28, 2022 (or up to March 28, 2023 if extended by additional four months under the current charter and Trust Agreement or up to the Extended Date) because the review process drags on beyond such timeframe or because our initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

There are no assurances that the extension request will enable us to complete a Business Combination.

In September 2022, our stockholders at a special meeting approved the following proposals:  (i) a proposal to amend (the “Charter Amendment”) the Company’s amended and restated certificate of incorporation giving the Company the right to extend the date by which it has to consummate a Business Combination (the “Combination Period”) six (6) times for an additional one (1) month each time, from September 28, 2022 to March 28, 2023 (i.e., for a period of time ending 18 months from the consummation of its IPO and (ii) a proposal to amend the Company’s investment management trust agreement, dated as of September 23, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period six (6) times for an additional one (1) month each time from September 28, 2022 to March 28, 2023 (the “Trust Amendment”) by depositing into the Trust Account for each one-month extension $160,000. The purpose of the Charter Amendment and the Trust Amendment is to allow the Company more time to complete its initial Business Combination and reduce the amount of funds to be deposited in the Trust Account to secure the extension of the Combination Period.

The Company’s charter now provides that the Company has the right to extend the Combination Period six (6) times for an additional one (1) month each time September 28, 2022 (i.e., 12 months from the consummation of the IPO) up to March 28, 2023 (i.e., 18 months from the consummation of the IPO).

Approving the extension of the Combination Period on new terms involves a number of risks. The Company can provide no assurances that we will identify and complete our initial Business Combination prior to the end of the extended Combination Period. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are (as may be expected) beyond our control. We were required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a Business Combination. The fact that we will have separate redemption periods in connection with the extension of the Combination Period and a Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

There can be no assurance that a definitive agreement will be entered into and even if a definitive agreement is entered into, there can be no assurance that the Business Combination will be consummated.

On October 3, 2022, we and QT Imaging, Inc. (“QT”) issued a joint press release announcing that the Company and QT have entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination.  Under the terms of the Term Sheet, the Company and QT intend to negotiate a definitive agreement that they may enter into pursuant to which the Company would acquire QT, with the existing equity holders of QT receiving securities of the Company that would constitute a majority of the Company’s securities. We can offer no assurance that a definitive agreement will be executed on terms acceptable to the parties, or at all. Furthermore, even if a definitive agreement is entered into, all of the conditions to the closing of the Business Combination would have to be satisfied or, if permissible, waived. Many of these conditions to closing could be outside of our control. Further, even if a definitive agreement is entered into, we will not know whether the conditions to the closing of the transaction will be satisfied and that the transaction will in fact occur.

The requirement that we complete a Business Combination by March 28, 2023 could limit the amount of time we have to negotiate the terms of a potential Business Combination, and conduct due diligence on potential Business Combination targets, which could adversely affect our ability to consummate our initial Business Combination on terms that would produce the greatest value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial Business Combination will be aware that we must consummate our initial Business Combination by March 28, 2023. Consequently, we will have a limited amount of time to negotiate the terms of a potential Business Combination, and to conduct due diligence on a potential Business Combination target. Consequently, there are no assurances that we will be able to complete our initial Business Combination with any target business by March 28, 2023. The risk will increase as we get closer to the timeframe described above. In addition, while we intend to pursue a Business Combination only if our Board determines that it is in the best interests of our stockholders, due to the limited time we have to negotiate the terms of a potential Business Combination and to conduct due diligence we may not be able to consummate our initial Business Combination on terms that would produce the greatest value for our stockholders.

We have no operating or financial history and our results of operations and those of the post-combination company may differ significantly from the unaudited pro forma financial data that will be included in the proxy statement/prospectus for the Business Combination.

We are a blank check company and we have no operating history and no revenues. The proxy statement/prospectus for the Business Combination will include unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined financial statements are to be presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination been consummated on the dates indicated in the proxy statement/prospectus for the Business Combination, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in the proxy statement/prospectus.

Following the consummation of a Business Combination, our only significant asset will be our ownership interest in QT, or such other company with which we combine, and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

Following the consummation of the Business Combination, we will have no direct operations and no significant assets other than our ownership of QT or such other company with which we combine. We and certain investors, the equity holders of the company with which we combine, and certain of the directors and officers of such company and its affiliates will become stockholders of the post-combination company at that time. We will depend on the operating company that owns the assets that are acquired for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of such operating company may limit our ability to obtain cash from it. The earnings from, or other available assets of, such operating company may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

The ability of the operating company that owns the assets that are acquired to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which such operating company is party from time to time. Any loans or other extensions of credit to us from such operating company will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from the operating company that owns the assets that are acquired will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

There can be no assurance that the common stock of the post-combination company will be approved for listing on NYSE or that QT, or such other company with which we combine, will be able to comply with the continued listing standards of NYSE.

In connection with the closing of the Business Combination, we intend to list the common stock of the post‑combination and warrants on NYSE.  The continued eligibility of the company with which we combine to be listed may depend on the number of the Company’s shares that are redeemed. If, after the Business Combination, NYSE delists the shares of the post-combination company from trading on its exchange for failure to meet the listing standards, the company with which we combine and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for the post-combination company’s securities;
•

a determination that the common stock of the post-combination company is a “penny stock” which will require brokers trading in such common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of such common stock;

•	a limited amount of analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

NYSE may not list the securities of the post-combination company on its exchange, which could limit investors’ ability to make transactions in such securities and subject the post-combination company to additional trading restrictions.

In connection with the Business Combination, in order to obtain the listing of the post-combination company’s securities on NYSE, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements. We will seek to have the post-combination company’s securities listed on NYSE upon consummation of the Business Combination. We cannot assure you that we will be able to meet all initial listing requirements. Even if the post-combination company’s securities are listed on NYSE, we may be unable to maintain the listing of its securities in the future.

If we fail to meet the initial listing requirements and NYSE does not list the post-combination company’s securities on its exchange, the company with which we combine would not be required to consummate the Business Combination. In the event that such company elected to waive this condition, and the Business Combination was consummated without the post-combination company’s securities being listed on NYSE or on another national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If the post-combination company’s securities were not listed on NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Subsequent to the consummation of the Business Combination, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company will conduct due diligence on QT, or such other company with which it combines, the Company cannot assure you that this diligence revealed all material issues that may be present in the business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and such target company’s control will not later arise. As a result, the post-combination company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the post-combination company’s liquidity, the fact that the post-combination company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the post-combination company to be unable to obtain future financing on favorable terms or at all.

Following the consummation of the Business Combination, the post-combination company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, the operating company with which the Company combines will face increased legal, accounting, administrative and other costs and expenses as a public company that such company does not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the post-combination company to carry out activities a private operating company has not done previously. For example, there will be Board committees and internal controls and disclosure controls and procedures that such company does not currently have in place. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the post-combination company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the reputation of the company with which we combine or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with such company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the post-combination company’s Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the post-combination company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The unaudited pro forma condensed combined financial information that will be included in the proxy statement/prospectus may not be indicative of what the Company’s actual financial position or results of operations would have been.

The unaudited pro forma condensed combined financial information that will be in the proxy statement/prospectus will be presented solely for illustrative purposes only and is not necessarily indicative of what the Company’s actual financial position or results of operations would have been had the Business Combination been completed on the dates that will be indicated.

Even if the Company consummates the Business Combination, there is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of Common Stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the Company’s warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any other change. Accordingly, the Company may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Common Stock purchasable upon exercise of a warrant.

The Company’s ability to successfully effect the Business Combination and to be successful thereafter will be totally dependent upon the efforts of its key personnel, including the key personnel of the company with which we combine, all of whom are expected to join the Company following the Business Combination. While the Company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct.

The Company’s ability to successfully effect the Business Combination is dependent upon the efforts of key personnel of the company with which we combine and of the Company, including its chief executive officer. Although the Company expects all of the key personnel of the company with which it combines to remain with the post-combination company following the Business Combination, it is possible that the post-combination company will lose some key personnel, the loss of which could negatively impact the operations and profitability of the post-combination company. While the post-combination company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the post-combination company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

The Business of QT, or such other company with which we ultimately consummate a Business Combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a Business Combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable Business Combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

The Company and the company with which it combines will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and third parties may have an adverse effect on the Company and the company with which it combines. These uncertainties may impair our or such company’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our or such target company’s business could be harmed.

We and the company with which we combine will incur significant transaction and transition costs in connection with the Business Combination.

We and the company with which we combine expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We and such company may also incur additional costs to retain key employees. All expenses incurred in connection with the Business Combination Agreement and the transactions contemplated thereby (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by the Company following the closing of the Business Combination.

Our Sponsor, directors or officers or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed Business Combination and the other proposals as will be described in the proxy statement/prospectus and reduce the public “float” of our common stock.

Our Sponsor, directors or officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy closing conditions in the Business Combination Agreement regarding required amounts in the Trust Account equaling or exceeding certain thresholds where it appears that such requirements would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on NYSE or another national securities exchange or reducing the liquidity of the trading market for our common stock.

The ability to execute the post-combination company’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the Business Combination.

Depending upon the aggregate amount of cash consideration the Company would be required to pay for all shares of Common Stock that are validly submitted for redemption, the post-combination company may be required to increase the financial leverage the post-combination company’s business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the closing of the Business Combination may decline. The market values of the Company’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination was executed, the date of the proxy statement/prospectus, or the date on which the Company’s stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for stock in any company with which we may combine and trading in the shares of Company Common Stock has not been active. Accordingly, the valuation that will be ascribed to any company with which we may combine and Company common stock in a Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the Company’s securities develops and continues, the trading price of the Company’s securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities following the Business Combination may include:

•

actual or anticipated fluctuations in the post-combination company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the post-combination company;

•	changes in the market’s expectations about the post-combination company’s operating results;
•	success of competitors;
•	the post-combination company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to the post-combination company’s;
•	the post-combination company’s ability to market new and enhanced services and products on a timely basis;
•	changes in laws and regulations affecting the post-combination company’s business;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of the post-combination company’s securities available for public sale;
•	any major change in the Board or management;
•	sales of substantial amounts of Common Stock by the post-combination company’s directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of its operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of the Company’s business, prospects, financial condition or results of operations. A decline in the market price of the Company’s securities also could adversely affect the Company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

Following the Business Combination, if securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for the post-combination company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the post-combination company, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, the post-combination company’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company, change their recommendation regarding the post-combination company’s stock adversely, or provide more favorable relative recommendations about the post-combination company’s competitors, the price of the post-combination company’s securities would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post-combination company or fail to regularly publish reports on it, the post-combination company could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

The future sales of shares by existing stockholders may adversely affect the market price of the Company’s common stock.

Sales of a substantial number of shares of the Company’s common stock in the public market could occur at any time. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could decline.

Resales of the shares of common stock included in the stock consideration could depress the market price of our common stock.

There may be a large number of shares of common stock sold in the market following the completion of the Business Combination or shortly thereafter. The shares held by the Company’s public stockholders are freely tradable, and the shares of common stock held by the Subscribers will be freely tradable following effectiveness of the registration statement that we have agreed to file in connection with the Business Combination covering the resales of such shares. In addition, the Company will be obligated to register the resale of shares of common stock issued as merger consideration, which shares will become available for resale following the expiration of any applicable lockup period. We also expect that Rule 144 will become available for the resale of shares of our common stock that are not registered for resale once one year has elapsed from the date that we file the Current Report on Form 8-K following the Closing that includes the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.

Activities taken by the Company’s affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the Business Combination and the other proposals presented to our stockholders in connection with the Business Combination and may affect the market price of the Company’s securities.

The Company’s Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of the Business Combination. None of the Company’s Sponsor, directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Although none of the Company’s Sponsor, directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such public shares, in the event such parties do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. There is no limit on the number of shares that could be acquired by the Company’s Sponsor, directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the Business Combination and other proposals presented to our stockholders in connection with the Business Combination, and would likely increase the chances that such proposals would be approved. If the market does not view the Business Combination positively, purchases of public shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of the Company’s securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of the Company’s securities.

As of the date of this Quarterly Report on Form 10-Q, no agreements with respect to the private purchase of public shares by the Company or the persons described above have been entered into with any such investor or holder. The Company will file a Current Report on Form 8-K with the SEC to disclose private arrangements entered into or significant private purchases made by any of the aforementioned persons that would affect the vote on the Business Combination Proposal or other proposals.

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

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of offering costs, of which $25,000 remains in accounts payable as of September 30, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. Using a portion of the net proceeds of the IPO that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465.

The Company also incurred $743,197 in taxes, consisting of $345,720 of franchise taxes to the State of Delaware and $397,477 of income taxes for interests earned in the Trust Account.

On September 23, 2022, stockholders elected to redeem 18,985,950 shares of the Company’s common stock. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022. The Company’s Trust Account also received an unsecured, non-interest bearing promissory note from the Sponsor in the principal amount of $160,000 on September 27, 2022.

As of September 30, 2022, we had cash of $485,657 held outside the Trust Account for working capital purposes. There has been no material change in the planned use of the proceeds from the IPO and the Private Placement as is described in the final prospectus included in the IPO Registration Statement.

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

GigCapital5, Inc.

Date: November 14, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)