Form 10-K
period 2022-12-31
GigCapital5, Inc.
filed 2023-03-31
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common stock of the Company on the NYSE Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2022, was $296,336,350.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2023 was 9,564,001.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our”, “GigCapital5” or the “Company” refer to GigCapital5, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigAcquisitions5, LLC. References to the “Insiders” refer to Mr. Weightman, our Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company. References to “Initial Stockholders” refer to the Founder together with the Insiders. References to “Founder Shares” refer to the initial shares of common stock purchased by the Founder. References to “Insider Shares” refer to shares of common stock granted to the Insiders.  References to “Private Placement Units” refer to the units sold to the Founder in a private placement closed concurrently with the initial public offering of the Company. References to “Working Capital Note” refer to the convertible, non-interest bearing, unsecured promissory note the Company issued to the Sponsor. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART I

Item 1. Business.

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On December 8, 2022, the Company entered into a business combination agreement with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), a medical device company engaged in the research, development and commercialization of innovative body imaging systems using low energy sound, for the Company’s initial business combination. Upon consummation of the business combination with QT Imaging, we expect to change our name and be known as QT Imaging Holdings, Inc.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. We intend to apply a unique “Mentor-Investor” philosophy to partner with QT Imaging where we will offer financial, operational and executive mentoring in order to accelerate its growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the advanced medical equipment industries to help shape corporate strategies. Additionally, our management team has operated and invested in leading global advanced medical equipment companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for advanced medical equipment companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process leverages our management team’s broad and deep relationship network and unique technology, media and telecommunications (“TMT”), aerospace and defense (“A&D”), advanced medical equipment, intelligent automation and sustainable industries expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

▪	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
▪	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;
▪	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;
▪	establishing a wide deal flow and efficient methodology of screening superior mergers and acquisitions (“M&A”) targets worldwide;
▪	addressing business and technological changes in an evolving global TMT industries landscape;
▪	evaluating the viability of emerging business models;

▪

providing complete “one stop shop” services required for a successful process of becoming public, including, but not limited to, access to investors, legal and accounting support, investment and commercial banking services, investor and public relations services, and human resources services;

▪	fostering relationships with sellers, capital providers and target management teams;
▪	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership; and
▪	Structuring and streamlining operations of early-stage public companies toward growth in the market.

Business Combination

As set forth below and in the Current Report on Form 8-K filed with the Securities Exchange Commission (the “SEC”) dated December 12, 2022, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), dated as of December 8, 2022, with QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GigCapital5 (“Merger Sub”), and QT Imaging (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the target’s business, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, documenting reviews and inspection of facilities, as applicable, as well as a review of financial and other information.

The Merger

Pursuant to the terms of the Business Combination Agreement, Merger Sub will merge with and into QT Imaging (the “Merger”), with QT Imaging as the surviving company in the Merger (the “Surviving Corporation”), and after giving effect to the Merger, the Surviving Corporation will be a wholly owned subsidiary of GigCapital5, which will be renamed as QT Imaging Holdings, Inc. (“QTI Holdings” or the “Combined Company”).

Subject to the terms of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the common stock of QT Imaging, par value $0.001 per share (the “QT Imaging Common Stock”) (excluding each share of QT Imaging Common Stock held in the treasury of QT Imaging which will be cancelled without any conversion of such shares of QT Imaging Common Stock held in the treasury and dissenting shares) will be automatically cancelled and converted into (A) the right to receive a number of shares of common stock, par value $0.0001 per share, of GigCapital5 (the “GigCapital5 Common Stock”) calculated based on the Exchange Ratio (as defined below) and (B) the contingent right to receive a portion of additional shares of GigCapital5 Common Stock based on the performance of the Combined Company if certain requirements are achieved in accordance with the terms of the Business Combination Agreement, if, as and when payable. The “Exchange Ratio” means the quotient of (a) the Aggregate Closing Merger Consideration (as defined in the Business Combination Agreement) divided by (b) the QT Imaging Fully Diluted Capital Stock (as defined in the Business Combination Agreement). In addition, at the Effective Time, certain warrants of QT Imaging to purchase QT Imaging Common Stock will be converted into a warrant to acquire a number of shares of GigCapital5 Common Stock at an adjusted exercise price per share.

The GigCapital5 public units, each comprised of one share of GigCapital5 Common Stock and one GigCapital5 warrant to purchase shares of GigCapital5 Common Stock, are currently listed on the New York Stock Exchange (the “NYSE”) under the symbols “GIA.U,” “GIA” and “GIA.WS,” respectively. We intend to apply for listing of the common stock of the Combined Company and the warrants of the Combined Company on the NYSE under the symbols “QTI” and “QTI.WS,” respectively, upon the closing.

At the Effective Time, each outstanding in-the-money QT Imaging warrant that is not exercised and exchanged prior to the Effective Time will automatically, without any action on the part of the holder of an in-the-money QT Imaging warrant, in accordance with the provisions of an in-the-money QT Imaging warrant, be converted into a warrant to acquire a number of shares of GigCapital5 Common Stock at an adjusted exercise price per share (each such resulting warrant, an “Assumed Warrant”). Each Assumed Warrant will be subject to the same terms and conditions as were applicable to such corresponding in-the-money QT Imaging warrant immediately prior to the Effective Time (including applicable vesting conditions), except to the extent such terms or conditions are rendered inoperative by the transactions. Accordingly, as of the Effective Time: (A) each such Assumed Warrant will be exercisable solely for shares of GigCapital5 Common Stock; (B) the number of shares of GigCapital5 Common Stock subject to each Assumed Warrant will be determined by multiplying the number of shares of Company common stock subject to such in-the-money QT Imaging warrant, as in effect immediately prior to the Effective Time, by the per share merger consideration, and rounding the resulting number down to the nearest whole number of shares of GigCapital5 Common Stock; (C) the per share exercise price for the GigCapital5 Common Stock issuable upon exercise of each Assumed Warrant will be determined by dividing the per share exercise price for the shares of company common stock subject to the in-the-money QT Imaging warrant, as in effect immediately prior to the Effective Time, by the per share merger consideration, and rounding the resulting exercise price up to the nearest whole cent; and (D) the holder of each in-the-money QT Imaging warrant outstanding as of immediately prior to the Effective Time will be entitled to the contingent right to receive a portion of the merger consideration earnout shares, if, as and when payable. At the Effective Time, each company warrant (other than any in-the-money QT Imaging warrant) that is outstanding immediately prior to the Effective Time, whether vested or unvested, will, in accordance with the provisions of such company warrant (for the avoidance of doubt, as may be amended following the date of this current report with the written approval of GigCapital5), be canceled without any conversion of such company warrant and no payment or distribution will be made, and the holder of such company warrant will cease to have any rights, with respect to such company warrant.

Further, prior to the Effective Time, QT Imaging will, in a manner acceptable to GigCapital5, take such actions as are necessary to terminate each QT Imaging option that is outstanding immediately prior to the Effective Time, whether vested or unvested, including by payment or in accordance with the terms of the QT Imaging option plan, the company options will be terminated without any conversion of such company options and no payment or distribution will be made, and the holder of any company options will cease to have any rights, with respect to such company options.

At the Effective Time, the board of directors of QT Imaging Holdings (the “QTI Holdings Board”) will consist of seven directors in a classified board of directors with three classes, the initial members of which (the “Initial Post-Closing QTI Holdings Directors”) will consist of three individuals identified by GigCapital5 who will serve either in Class I or Class III, and will include the chairman of the QTI Holdings Board, and four individuals identified by QT Imaging who will serve in either Class I, Class II or Class III, and will include the Chief Executive Officer of QT Imaging.

Incentive Plans

In connection with the Merger, the parties will cooperate to establish, prior to the Effective Time an equity incentive award plan (the “Equity Plan”) for QTI Holdings with an award pool of GigCapital5 Common Stock equal to (i) eleven percent of the fully diluted shares of GigCapital5 Common Stock outstanding as of immediately after the Effective Time (rounded up to the nearest whole share) (the “Initial Equity Plan Pool”), which Equity Plan will include an “evergreen” provision pursuant to which such award pool will automatically increase on each January 1st that occurs within the ten year period following stockholder approval of such plan by an amount equal to five percent of the shares of GigCapital5 Common Stock outstanding as of 12:01 a.m. (Pacific Time) on such date, and which Equity Plan will be effective at and after the Effective Time. The parties expect that up to twenty-five percent of the Initial Equity Plan Pool would be reserved for issuance of awards by QTI Holdings to individuals who were employees or other service providers of QT Imaging as of the Effective Time and remain continuously employed or engaged by QTI Holdings at the time of the issuance of such awards following the Effective Time.

Approval of Extensions

The Company’s offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the initial public offering (the “Offering”) to complete its initial business combination. On September 23, 2022, the Company held a special meeting of its stockholders (the “September 2022 Special Meeting”) and the Company’s stockholders approved the following proposals: (i) a proposal to amend (the “September 2022 Charter Amendment”) the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) six (6) times for an additional one (1) month each time, from September 28, 2022 to March 28, 2023 (i.e., for a period of time ending 18 months from the consummation of its Offering) and (ii) a proposal to amend the Company’s investment management trust agreement, dated as of September 23, 2021 (the “September 2022 Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period six (6) times for an additional one (1) month each time from September 28, 2022 to March 28, 2023 by depositing into the trust account for each one-month extension $160,000. The purpose of the September 2022 Charter Amendment and the September 2022 Trust Amendment is to allow the Company more time to complete its initial business combination. In connection with the September 2022 Special Meeting, the Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, which represented approximately 82.5% of the shares that were part of the public units sold in the Offering. Following such redemptions, $192,138,312 was withdrawn from the trust account on September 27, 2022.

On March 28, 2023, the Company held a second special meeting of its stockholders (the “March 2023 Special Meeting”) and the Company’s stockholders approved the following proposals: (i) a proposal to amend (the “March 2023 Charter Amendment”) the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 (i.e., for a period of time ending 24 months from the consummation of its initial public offering and (ii) a proposal to amend the Company’s investment management trust agreement, dated as of September 23, 2021 (the “March 2023 Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period six (6) times for an additional one (1) month each time from March 28, 2023 to September 28, 2023 by depositing $100,000 into the trust account for each one-month extension. The purpose of the March 2023 Charter Amendment and the March 2023 Trust Amendment is to allow the Company more time to complete its initial business combination. In connection with the March 2023 Special Meeting, the Company’s stockholders elected to redeem 995,049 shares of the Company’s common stock, which represented approximately 4.3% of the shares that were part of the public units sold in the Offering. Following such redemptions, $10,449,626 is being withdrawn from the trust account.

First Extension

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

Second Extension

On October 26, 2022, the Company further amended and restated the Extension Note (the “First Restated Extension Note”) to reflect an additional principal amount of $160,000 for a collective principal amount under the First Restated Extension Note of $320,000. The Sponsor deposited such funds into the Company’s trust account with Continental Stock Transfer & Trust Company.

Third Extension

On November 28, 2022, the Company further amended and restated the First Restated Extension Note (the “Second Restated Extension Note”) to reflect an additional principal amount of $160,000 for a collective principal amount under the Second Restated Extension Note of $480,000. The Sponsor deposited such funds into the Company’s trust account with Continental Stock Transfer & Trust Company.

Fourth Extension

On December 27, 2022, the Company further amended and restated the Second Restated Extension Note (the “Third Restated Extension Note”) to reflect an additional principal amount of $160,000 for a collective principal amount under the Third Restated Extension Note of $640,000. The Sponsor deposited the additional principal amount of $160,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.

Fifth Extension

On January 26, 2023, the Company further amended and restated the Third Restated Extension Note (the “Fourth

Restated Extension Note”) to reflect an additional principal amount of $160,000 for a collective principal amount under the Fourth Restated Extension Note of $800,000. The Sponsor deposited the additional principal amount of $160,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.

Sixth Extension

On February 27, 2023, the Company further amended and restated the Fourth Restated Extension Note (the “Fifth Restated Extension Note”) to reflect an additional principal amount of $160,000 for a collective principal amount under the Fifth Restated Extension Note of $960,000. The Sponsor deposited the additional principal amount of $160,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.

Seventh Extension

On March 28, 2023, following the approval of the March 2023 Charter Amendment and the March 2023 Trust Amendment, the Company further amended and restated the Fifth Restated Extension Note (the “Sixth Restated Extension Note”) to reflect an additional principal amount of $100,000 for a collective principal amount under the Sixth Restated Extension Note of $1,060,000. The Sponsor deposited the additional principal amount of $100,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.

Working Capital Loans

On September 26, 2022, the Company issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated six more times on October 26, 2022 (an additional $65,000 added to the Working Capital Note), November 28, 2022 (an additional $65,000 added to the Working Capital Note), December 27, 2022 (an additional $65,000 added to the Working Capital Note), January 25, 2023 (an additional $65,000 added to the Working Capital Note), February 27, 2023 (an additional $350,000 added to the Working Capital Note) and March 28, 2023 (an additional $130,000 added to the Working Capital Note), respectively, for a collective principal amount of $805,000. The Working Capital Note was issued to provide the Company with additional working capital during the Extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the convertible note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. An aggregate of 80,500 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

PIPE Subscription Agreement

Prior to the Effective Time, GigCapital5 may enter into agreements with investors (the private investment in public equity (the "PIPE") and “PIPE Investors”) for the subscription for GigCapital5 Common Stock, convertible promissory notes or other securities or any combination of such securities to be subscribed for pursuant to the terms of one or more subscription agreements (all such subscription agreements, collectively the “PIPE Subscription Agreements”) on terms and conditions mutually agreeable to GigCapital5 and QT Imaging (such agreement not to be unreasonably withheld, conditioned or delayed), provided that, unless otherwise agreed to, the aggregate gross proceeds under the PIPE Subscription Agreements will target $26,000,000 (the “PIPE Investment Amount”). As of the date of this Annual Report, there are no PIPE Subscription Agreements in place. The consummation of the Business Combination is subject to the receipt of the requisite approval of the stockholders of each of GigCapital5 and QT Imaging, and the fulfillment of certain other conditions, as described in greater detail this Form 10-K.

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

We will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, provided that we may also decide to seek stockholder approval for business or other reasons.

Under the rules of the NYSE, stockholder approval would be required for our initial business combination if, for example:

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

The proposed Business Combination with QT Imaging will be required by the above-referenced rules to be approved by our stockholders at a meeting called for such purpose. Approval of the proposed Business Combination will require the affirmative vote (in person or by proxy) of the holders of a majority of the shares of our common stock entitled to vote thereon and actually cast at the stockholders’ meeting, voting as a single class. The Sponsor is entitled to vote an aggregate of 6,530,000 shares of our common stock, which constitutes a majority of our common stock. Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into a Sponsor Support Agreement with the Company and QT Imaging, pursuant to which the Sponsor agreed, at any meeting of our stockholders and in connection with any action by written consent of our stockholders, to (i) appear or cause all shares or other voting securities of us that it holds, owns, or is entitled to vote, whether as shares or as a constituent part of a unit of securities to be counted present for quorum purposes, (ii) vote (or execute an action by written consent) or cause to be voted (A) in favor of the Business Combination Agreement, the Merger, and any other transactions contemplated by the Business Combination Agreement, (B) against any action, agreement or transaction or proposal that would result in a breach of the Business Combination Agreement or that would reasonably be expected to result in a failure to consummate the Merger, (C) in favor of the proposals and any other matters necessary or reasonably requested by us for the consummation of the proposed Business Combination, (D) against any business combination proposal other than with QT Imaging and any other action that would reasonably be expected to materially impede, delay, or adversely affect the proposed Business Combination or result in a breach of any obligation or agreement of the Sponsor contained in the Sponsor Support Agreement.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until after September 28, 2023 in order to be able to receive a pro rata share of the trust account.

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

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian)

System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the proposed Business Combination.

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

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, as applicable. We will thereafter promptly return any shares delivered by public stockholders. In such case, public stockholders may only share in the assets of the trust account upon our liquidation. This may result in public stockholders receiving less than they would have received if our initial business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors. If we would be left with less than $5,000,001 of net tangible assets as a result of the holders of public shares properly demanding redemption of their shares, we will likely be unable to consummate an initial business combination.

Liquidation if No Business Combination

If we have not completed an initial business combination by the date required by our Amended and Restated Certificate of Incorporation, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used to pay our franchise and income taxes payable, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Founder and management team have agreed that they will not propose any amendment to our Amended and Restated Certificate of Incorporation that would stop our public stockholders from converting or selling their shares of common stock to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by September 28, 2023; provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account $160,000 for each one-month extension through February 28, 2023 and $100,000 thereafter for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. However, if we are unable to complete a business combination within the prescribed time frame, we will proceed as provided for in our Amended and Restated Certificate of Incorporation as described above. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time periods described above and, therefore, we do not intend to comply with the procedures required by Section 280 of the DGCL, which would limit the amount and duration of our stockholders’ liability with respect to liquidating distributions as described above. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we are unable to complete an initial business combination and expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.37 in principal plus accrued interest net of franchise and income taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after September 28, 2023; provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account $160,000 for each one-month extension through February 28, 2023 and $100,000 thereafter for each one-month extension of the time period to complete our initial business combination, (in each case, in exchange for a non-interest bearing, unsecured promissory note), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our Amended and Restated Certificate of Incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of at least a majority of our outstanding common stock. If we seek to amend any provisions of our Amended and Restated Certificate of Incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by September 28, 2023; provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account $160,000 for each one-month extension through February 28, 2023 and $100,000 thereafter for each one-month extension of the time period to complete our initial business combination, (in each case, in exchange for a non-interest bearing, unsecured promissory note), we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person. Our Founders and management team have agreed to waive any redemption rights with respect to any common stock held by them, including any public shares they may hold, in connection with any vote to amend our Amended and Restated Certificate of Incorporation. Specifically, our Amended and Restated Certificate of Incorporation provides, among other things, that:

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

▪

If our initial business combination is not consummated by September 28, 2023; provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account $160,000 for each one-month extension through February 28, 2023 and $100,000 thereafter for each one-month extension of the time period to complete our initial business combination, in each case, (in exchange for a non-interest bearing, unsecured promissory note), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

▪	The proceeds from our Offering, including such proceeds from the exercise of the underwriters’ over-allotment option, shall be placed into the trust account; and
▪	Prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock.

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

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

▪

our ability to maintain our listing on a national stock exchange or the ability to obtain or maintain the listing of the common stock of the Combined Company on a national stock exchange following the Business Combination;

▪	our being a company with no operating history and no revenues;
▪	the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement;
▪	our ability to complete an initial business combination, including the proposed business combination;
▪	satisfaction or waiver (if applicable) of the conditions of the proposed Merger;
▪	future financial performance following the proposed business combination;
▪

the outcome of any legal proceedings that may be instituted against the Company, QT Imaging, or others following announcement of the business combination and the transactions contemplated in the Business Combination Agreement and other litigation and regulatory risks;

▪

the inability to complete the transactions contemplated by the Business Combination Agreement due to the failure to obtain approval of the equity holders of the Company, QT Imaging or other conditions to closing in the Business Combination Agreement;

▪	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the proposed business combination;
▪

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

▪	the risk that the proposed transaction disrupts current plans and operations as a result of the announcement and consummation of the business combination;
▪

the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

▪	costs related to the proposed Business Combination;
▪

the ability of QT Imaging to execute its business model, including market acceptance of its planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;

▪	QT Imaging’s ability to obtain additional financing to complete the proposed business combination;
▪	factors relating to the business, operations and financial performance of the Combined Company and its subsidiaries, including without limitation:
o	the ability of the Combined Company to maintain an effective system of internal controls over financial reporting;

o	the success of the Combined Company’s products and product candidates, as well as clinical and related programs;
o

the ability to establish marketing and sales capabilities to enter into agreements with third parties to market and sell the Combined Company’s existing products and, subject to regulatory approval thereof, future product candidates;

o	the ability to adequately protect the Combined Company’s intellectual property rights;
o	the ability to maintain the confidentiality and integrity of the Combined Company’s data and other sensitive information;
o	the ability of the Combined Company to grow market share in QT Imaging’s existing markets or any new markets it may enter;
o	the ability of the Combined Company to respond to general economic conditions;
o	the ability of the Combined Company to manage its use of cash and its growth effectively;
o	the ability of the Combined Company to achieve and maintain profitability in the future;
o	the ability of the Combined Company to access sources of capital to finance operations and growth;
o	the impact of the COVID-19 pandemic; and
▪	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

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

We are a blank check company with no operating results and have only commenced operations with the completion of our Offering in September 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. To date, our efforts have been limited to organizational activities, the Offering and the search for a business combination. We signed the Business Combination Agreement on December 8, 2022, but there is no guarantee that we will be able to complete such business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

GigCapital5 has no operating or financial history and its results of operations and those of the Combined Company may differ significantly from the unaudited pro forma financial data included in the S-4 Registration Statement (as defined below).

GigCapital5 is a blank check company and has no operating history and no revenues. The Registration Statement on Form S-4 filed with the SEC on February 14, 2023 (as may be amended, “S-4 Registration Statement”) included unaudited pro forma condensed combined financial statements for the Combined Company. The unaudited pro forma condensed combined statement of operations of the Combined Company combines the historical unaudited results of operations of GigCapital5 for the nine months ended September 30, 2022, with the historical unaudited results of operations of QT Imaging for the nine months ended September 30, 2022, respectively, and the historical audited results of operations of GigCapital5 for the period from January 19, 2021 (date of inception) through December 31, 2021, with the historical audited results of operations of QT Imaging for the year ended December 31, 2021, respectively, and gives pro forma effect to the proposed Business Combination as if it had been consummated on January 1, 2021. The unaudited pro forma condensed combined balance sheet of the Combined Company combines the historical balance sheets of GigCapital5 as of September 30, 2022 and of QT Imaging as of September 30, 2022

and gives pro forma effect to the proposed Business Combination as if it had been consummated on September 30, 2022.

The unaudited pro forma condensed combined financial statements were presented for illustrative purposes only, were based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements included in the S-4 registration Statement are not necessarily indicative of the results of operations and financial position that would have been achieved had the proposed Business Combination and the acquisitions by QT Imaging been consummated on the dates indicated above, or the future results of operations or financial position of the Combined Company. Accordingly, the Combined Company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in the S-4 Registration Statement.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates, including Kaleyra, Inc., UpHealth, Inc., Lightning eMotors, Inc., and BigBear.ai Holdings, Inc., is presented for informational purposes only. Past performance by our management team, including with respect to Kaleyra, Inc., UpHealth, Inc., Lightning eMotors, Inc., and BigBear.ai Holdings, Inc., is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our Amended and Restated Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

Although this is not what is anticipated with respect to the Business Combination with QT Imaging, if for any reason that does not proceed, we may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in different jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

▪	changes in the valuation of our deferred tax assets and liabilities;
▪	expected timing and amount of the release of any tax valuation allowances;
▪	tax effects of stock-based compensation;
▪	costs related to intercompany restructurings;
▪	changes in tax laws, regulations or interpretations thereof; or

▪	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

GigCapital5’s independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about its ability to continue as a “going concern.”

As of December 31, 2022, GigCapital5 had a working capital deficit of $3,935,695. Further, GigCapital5 has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans, including the proposed Business Combination Agreement. GigCapital5 cannot assure you that its plans to raise capital or to consummate an initial business combination, including pursuant to the Business Combination Agreement, will be successful. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements contained elsewhere in the proxy statement/prospectus filed with the SEC do not include any adjustments that might result from its inability to consummate the proposed Business Combination or its inability to continue as a going concern.

GigCapital5’s and QT Imaging’s ability to consummate the proposed Business Combination may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of the proposed Business Combination. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. The parties will be required to consummate the Business Combination even if QT Imaging, its business, financial condition, and results of operations are materially affected by COVID-19. The disruptions posed by COVID-19 have continued, and other matters of global concern may continue, for an extensive period of time, and if QT Imaging is unable to recover from business disruptions due to COVID-19 or other matters of global concern on a timely basis, QT Imaging’s ability to consummate the Business Combination may be materially adversely affected.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

If we identify any material weaknesses in the future, any such identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. GigCapital5’s warrants are accounted for as derivative liabilities and will be recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of shares of GigCapital5 Common Stock or may make it more difficult for us to consummate an initial business combination.

In connection with the GigCapital5’s Offering, GigCapital5 issued an aggregate of 23,795,000 GigCapital5 warrants, including Private Placement Warrants (as defined below) issued to the Sponsor as a part of the units in the private placement. We account for such GigCapital5 Private Placement Warrants as derivative liabilities and will record at fair value any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of shares of GigCapital5 Common Stock. In addition, potential targets may seek a SPAC that does not have warrants or that does not have warrants that are accounted for as derivative liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

If, before distributing the proceeds in the Trust Account (as defined below) to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, the GigCapital5’s Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

GigCapital5’s stockholders may be held liable for claims by third parties against GigCapital5 to the extent of distributions received by them.

The existing charter of GigCapital5 provides that GigCapital5 will continue in existence only until September 28, 2023 (unless such date is subsequently extended by the stockholders of GigCapital5). If GigCapital5 has not completed a business combination by such date, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by GigCapital5 to pay its franchise and income taxes payable and up to $100,000 for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of GigCapital5’s remaining stockholders and the GigCapital5’s Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to GigCapital5’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If GigCapital5 is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against GigCapital5 which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the GigCapital5’s stockholders. Furthermore, because GigCapital5 intends to distribute the proceeds held in the public shares to GigCapital5’s public stockholders promptly after expiration of the time GigCapital5 has to complete an initial business combination, this may be viewed or interpreted as giving preference to GigCapital5’s public stockholders over any potential creditors with respect to access to or distributions from GigCapital5’s assets. Furthermore, the GigCapital5’s Board of Directors may be viewed as having breached their fiduciary duties to GigCapital5’s creditors and/or may have acted in bad faith, and thereby exposing itself and GigCapital5 to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. GigCapital5 cannot assure you that claims will not be brought against it for these reasons.

If you or a “group” of stockholders of which you are a part are deemed to hold an aggregate of more than 15% of the shares of our common stock that were included in the units sold in the Offering (the “Public Shares”), you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such shares in excess of 15% of the Public Shares.

A public stockholder, together with any of his, her or its affiliates or any other person with whom it is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from redeeming in the aggregate his, her or its Public Shares or, if part of such a group, the group’s Public Shares, in excess of 15% of the Public Shares without the consent of GigCapital5. Your inability to redeem any such excess Public Shares could result in you suffering a material loss on your investment in GigCapital5 if you sell such excess Public Shares in open market transactions. GigCapital5 cannot assure you that the value of such excess Public Shares will appreciate over time following the proposed Business Combination or that the market price of the Public Shares will exceed the per-share redemption price. However, GigCapital5’s stockholders’ ability to vote all of their Public Shares (including such excess shares) for or against the Business Combination Proposal is not restricted by this limitation on redemption.

There is uncertainty regarding the U.S. federal income tax consequences of the redemption to the holders of GigCapital5 Common Stock.

There is some uncertainty regarding the U.S. federal income tax consequences to holders of GigCapital5 Common Stock that exercise their redemption rights. The uncertainty of tax consequences relates primarily to the individual circumstances of the taxpayer and include (i) whether the redemption will be treated as a corporate distribution potentially taxable as a dividend, or a sale, that would potentially give rise to capital gain or capital loss, and (ii) whether such capital gain is “long-term” or “short-term.” Whether the redemption qualifies for sale treatment, resulting in taxation as capital gain rather than treatment as a corporate distribution, will depend largely on whether the holder owns (or is deemed to own) any shares of Combined Company’s common stock following the redemption, and if so, the total number of shares of Combined Company’s common stock treated as held by the holder both before and after the redemption relative to all shares of GigCapital5 voting stock or Combined Company voting stock, as applicable, outstanding both before and after the redemption. The redemption generally will be treated as a sale, rather than a distribution, if the redemption (i) is “substantially disproportionate” with respect to the holder, (ii) results in a “complete termination” of the holder’s interest in GigCapital5 or (iii) is “not essentially equivalent to a dividend” with respect to the holder. Due to the personal and subjective nature of certain of such tests and the absence of clear guidance from the IRS, there is uncertainty as to how a holder who elects to exercise its redemption rights will be taxed in connection with the exercise of redemption rights.

Unlike some other blank check companies, GigCapital5 is not subject to a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate the proposed Business Combination even if a substantial number of our stockholders redeem.

Unlike some other blank check companies, GigCapital5 is not subject to a specified maximum redemption threshold, except that we will not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 after giving effect to the redemptions of any shares of GigCapital5 Common Stock by the public stockholders, if any, and the PIPE Investment, including at the time either immediately prior to or upon the closing. Some other blank check companies’ structures disallow the consummation of a business combination if the holders of such companies’ Public Shares elect to redeem or convert more than a specified percentage of the shares sold in such companies’ initial public offering. Because we have no such maximum redemption threshold, we may be able to consummate the proposed Business Combination even though a substantial number of our public stockholders have redeemed their shares.

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

The business of QT Imaging, or such other company with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate the proposed Business Combination, or any other initial business combination, may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to consummate a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Risks Relating to our Search for, and Consummation of or Inability to Consummate a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the rules of NYSE currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Approval of an initial business combination for which we seek stockholder approval will require the affirmative vote (in person or by proxy) of the holders of a majority of the shares of our common stock entitled to vote thereon and actually cast at the stockholders’ meeting, voting as a single class. The Sponsor is entitled to vote an aggregate of 6,530,000 shares of our common stock, which constitutes a majority of our common stock, and the Sponsor has signed contracts to vote in favor of an initial business combination. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding Public Shares do not approve of the business combination we consummate.

The public stockholders will experience immediate dilution as a consequence of the issuance of the Combined Company’s common stock as consideration in the proposed Business Combination, and will experience additional dilution following the closing as a result of the issuance of Combined Company’s common stock (i) under the Equity Incentive Plan, (ii) pursuant to the exercise of the Assumed Warrants or (iii) pursuant to the future exercise of warrants or Private Placement Warrants. Having a minority share position may reduce the influence that our current stockholders have on the management of the Combined Company.

It is anticipated that, following the proposed Business Combination, (i) public stockholders will own approximately 11.1% of the outstanding Combined Company common stock, (ii) the QT Imaging stockholders will collectively own approximately 55.1% of the outstanding Combined Company common stock (without taking into account any Public Shares held by the QT Imaging stockholders prior to the consummation of the proposed Business Combination or purchased in a PIPE Investment), (iii) PIPE Investors may collectively own up to approximately 9.6% of the outstanding Combined Company common stock, and (iv) the Sponsor will own approximately 24.2% of the outstanding Combined Company common stock. These percentages assume (1) that no additional public stockholders exercise their redemption rights, following those who did so in the September 2022 partial redemption and March 2023 partial redemption, in connection with the proposed Business Combination, (2) 2,600,000 shares are issued to PIPE Investors pursuant to a PIPE Investment, (3) no warrants are exercised upon the closing of the Business Combination and (4) neither GigCapital5 nor QT Imaging issue any additional equity securities prior to the proposed Business Combination. If the actual facts are different from these assumptions, the percentage ownership retained by GigCapital5’s existing stockholders in the Combined Company will be different.

Your post-closing Combined Company common stock ownership may also be substantially diluted by the exercise of warrants by other public stockholders, as well as the exercise of the Private Placement Warrants or the Assumed Warrants.

The issuance of additional Combined Company’ common stock will significantly dilute the equity interests of existing holders of Combined Company securities and may adversely affect prevailing market prices for the Combined Company’s common stock or warrants. Such dilution may also reduce the influence that you may have on the management of the Combined Company through the matters that are presented for voting to the Combined Company’s stockholders.

We cannot be certain as to the number of Public Shares that will be redeemed and as to the potential impact to GigCapital5 public stockholders who do elect to redeem their Public Shares. There is no guarantee that a public stockholder’s decision whether to redeem its Public Shares for a pro rata portion of the Trust Account will put the public stockholder in a better future economic position.

There is no assurance as to the price at which a GigCapital5 public stockholder may be able to sell its Public Shares in the future following the completion of the proposed Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the proposed Business Combination and including redemptions of Public Shares, may cause an increase or decrease in the share price and may result in a lower value realized now than a public stockholder might realize in the future had the public stockholder not redeemed its shares. Similarly, if a public stockholder does not redeem its shares, the public stockholder will bear the risk of ownership of the Public Shares after the consummation of any initial business combination, and there can be no assurance that a public stockholder can sell its shares in the future for a greater amount than the redemption price set forth in this proxy statement/ prospectus. A public stockholder should consult the public stockholder’s tax and/or financial advisor for assistance on how this may affect his, her or its individual situation. On March 30, 2023, the most recent practicable date prior to the date of this Annual Report, the closing price per Public Share on the NYSE was $10.52. Public stockholders should be aware that, while we are unable to predict the price per share of Combined Company’s common stock following the consummation of the Business Combination - and accordingly we are unable to predict the potential impact of redemptions on the per share value of Public Shares owned by non- redeeming public stockholders – increased levels of redemptions by public stockholders may be a result of the price per share of GigCapital5 Common Stock falling below the redemption price. We expect that more public stockholders may elect to redeem their Public Shares if the share price of the GigCapital5 Common Stock is below the projected redemption price at the time of the consummation of the proposed Business Combination, and we expect that more public stockholders may elect not to redeem their Public Shares if the share price of the GigCapital5 Common Stock is above that projected redemption price. Each Public Share that is redeemed will represent both (i) a reduction, equal to the amount of the redemption price, of the cash that will be available to the Combined Company from the Trust Account and (ii) a corresponding increase in each public stockholder’s pro rata ownership interest in the Combined Company following the consummation of the Business Combination.

If we seek stockholder approval of our initial business combination, our Initial Stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Founder, executive officers and directors agree to vote their Founder Shares and Insider Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders (and their permitted transferees will agree), pursuant to the terms of the letter agreements entered into with us, to vote any common stock held by them in favor of our initial business combination. Furthermore, pursuant to the Sponsor Support Agreement the Sponsor has agreed to vote its Sponsor in favor of each of the proposals presented at the stockholders’ meeting, regardless of how public stockholders vote. After the common stock redemption on March 28, 2023, the Sponsor was entitled to vote an aggregate of 6,530,000 shares of GigCapital5 common stock (or 68.3% of the issued and outstanding shares), and collectively, our Initial Stockholders, and their permitted transferees, have beneficially owned approximately 68.4% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, we will receive the necessary approval as approval only requires that we obtain the affirmative vote (in person or by proxy) of the holders of a majority of the shares of our common stock entitled to vote on the matter and actually cast at the stockholders’ meeting, voting as a single class.

The proposed Business Combination may be completed even if every public stockholder votes against the Business Combination.

Pursuant to the Sponsor Support Agreement, the Sponsor has agreed to vote all of its shares of GigCapital5 common stock held by it in favor of the proposed Business Combination proposal and indicated it intends to vote its shares of GigCapital5 common stock in favor of all other proposals being presented by us at the stockholders’ meeting to approve the proposed Business Combination. As of the date of this Annual Report, the Sponsor was entitled to vote an aggregate of 6,530,000 shares of GigCapital5 common stock. Such shares currently constitute approximately 68.3% of the outstanding shares of GigCapital5 common stock. Accordingly, each of the proposals being submitted to GigCapital5 stockholders can be approved even if every holder of Public Shares votes against such proposals.

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

If we do not proceed with the Business Combination with QT Imaging, the requirement that we complete our initial business combination within 24 months from the closing of the Offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any new potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months from the closing of the Offering; provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the trust account $100,000 for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Our Founder, executive officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of the Offering. We may not be able to consummate our proposed Business Combination, or if it does not close, to find a suitable target business as a replacement, within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the outbreak of the COVID‑19 coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly, the outbreak of this pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many companies preparing for an initial public offering. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

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

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our Founder, directors, executive officers, advisors and their affiliates may elect to purchase shares or Units from public stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Founder, directors, executive officers, advisors or any of their affiliates are permitted to purchase shares of our common stock and/or Units in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Any such purchase would likely include a contractual acknowledgement that the selling stockholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our Founder, directors, executive officers, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of an initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible. While there are no current plans for any such purchases as of the date of this Annual Report, if there were to be any, the agreements providing for such purchases might include, without limitation, arrangements to protect investors or holders who are party to such agreements against potential loss in value of their shares, including the granting of put options and the transfer to such investors or rights owned by the Sponsor or GigCapital5’s directors or officers for nominal value. However, other than as expressly stated herein, the Sponsor and GigCapital5’s directors and officers have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or warrants in such transactions.

Entering into any such arrangements may have a depressive effect on Public Shares. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market and may therefore be more likely to sell the shares it owns, either prior to or immediately after the stockholders’ meeting for the approval of the proposed Business Combination.

If such transactions are affected, the consequence could be to cause the proposed Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of Public Shares by the persons described above would allow them to exert more influence over the approval of the proposals to be presented at the stockholders’ meeting for the approval of the proposed Business Combination and would likely increase the chances that such proposals would be approved. In addition, if such purchases are made, the public “float” of our common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Activities taken by the Company’s affiliates to purchase, directly or indirectly, Public Shares will increase the likelihood of approval of the proposed Business Combination and the other proposals presented to our stockholders in connection with the proposed Business Combination and may affect the market price of the Company’s securities.

Although there are no current plans as of the date of this Annual Report to do so, the Company’s Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of the proposed Business Combination. None of the Company’s Sponsor, directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Although none of the Company’s Sponsor, directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such Public Shares, in the event such parties do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. There is no limit on the number of shares that could be acquired by the Company’s Sponsor, directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the proposed Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the proposed Business Combination and other proposals presented to our stockholders in connection with the proposed Business Combination, and would likely increase the chances that such proposals would be approved. If the market does not view the proposed Business Combination positively, purchases of Public Shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of the Company’s securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of the Company’s securities.

As of the date of this Annual Report, no agreements with respect to the private purchase of Public Shares by the Company or the persons described above have been entered into with any such investor or holder.

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

Since the net proceeds of the Offering are intended to be used to complete our initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets of at least $5,000,001, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our public units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.37 in principal plus accrued interest per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for Public Shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.37 in principal plus accrued interest per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using the DTC’s DWAC System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, The DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem Public Shares, its shares may not be redeemed.

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

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Amended and Restated Certificate of Incorporation will provide that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock sold in the Offering. Your inability to redeem an aggregate of more than 15% of the shares of common stock sold in the Offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of the Offering and the sale of the Private Placement Units that are not being held in the trust account are insufficient to allow us to operate for at least the next 24 months from the closing of the Offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months from the closing of the Offering (or up to 24 months in total if the Company extends the period of time to consummate a business combination in accordance with its Amended and Restated Certificate of Incorporation), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.37 in principal plus accrued interest per share or potentially less than $10.37 in principal plus accrued interest per share on our redemption, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

As of March 28, 2023, the Company has issued an extension note for a total principal amount of $1,060,000 and the Working Capital Note in the amount of $805,000 and expect to continue to issue such notes until the completion of the business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

In addition, even prior to the 24-month anniversary of the Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our Amended and Restated Certificate of Incorporation provides that we will continue in existence only until 24 months from the closing of the Offering. As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

We do not currently intend to hold an annual meeting of stockholders until immediately prior to our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until the meeting at which we will seek approval of the proposed Business Combination (unless required by the NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting earlier than we intend, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our Initial Stockholders and the underwriters may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to agreements entered into in conjunction with the Offering, our Initial Stockholders and the underwriters, and their respective permitted transferees, can demand that we register for resale an aggregate of 5,735,000 Founder Shares, 15,000 Insider Shares, 795,000 Private Placement Units and underlying securities and securities issued upon conversion of working capital loans, if any. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Initial Stockholders and the underwriters, or their respective permitted transferees, are registered.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of the NYSE, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.37 in principal plus accrued interest per share or potentially less than $10.37 in principal plus accrued interest per share on our redemption, and our warrants will expire worthless.

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

GigCapital5 has not obtained an opinion from an independent investment banking firm, and consequently, there is no assurance from an independent source that the merger consideration is fair to its stockholders from a financial point of view.

GigCapital5 is not required to, and has not, obtained an opinion from an independent investment banking firm that the merger consideration it is paying for QT Imaging is fair to GigCapital5’s stockholders from a financial point of view. The fair market value of QT Imaging has been determined by the GigCapital5’s Board of Directors based upon standards generally accepted by the financial community, such as potential sales and the price for which comparable businesses or assets have been valued. The GigCapital5’s Board of Directors believes because of the financial skills and background of its directors, it was qualified to conclude that the proposed Business Combination was fair from a financial perspective to its stockholders and that QT Imaging’s fair market value was at least 80% of the assets held in the Trust Account (excluding the taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the proposed Business Combination. GigCapital5’s stockholders will be relying on the judgment of the GigCapital5’s Board of Directors with respect to such matters.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.37 in principal plus accrued interest per share or potentially less than $10.37 in principal plus accrued interest per share on our redemption, and our warrants will expire worthless.

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

Our Sponsor, officers and directors will lose their entire investment in us and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by the applicable deadline. Prior to GigCapital5’s Offering, the Sponsor purchased 10,047,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0024882 per share. However, 4,312,500 shares of common stock issued to the Sponsor were forfeited due to the over-allotment option being exercised in full by the Company’s underwriters in the Offering. Additionally, the Sponsor purchased 795,000 Private Placement Units simultaneously with the consummation of GigCapital5’s Offering for an aggregate purchase price of $7.95 million. Certain of GigCapital5’s directors and executive officers, including Dr. Avi Katz, Dr. Raluca Dinu, Dorothy D. Hayes, Raanan I. Horowitz, and Brad Weightman also have direct or indirect economic interest in such Private Placement Units and in the 5,735,000 Founder Shares owned by the Sponsor in the aggregate. The 5,735,000 Founder Shares owned by the Sponsor in the aggregate would have had an aggregate market value of $60.3 million based upon the closing price of $10.52 per Public Share on the NYSE on March 30, 2023. The 795,000 Private Placement Units held by the Sponsor would have had an aggregate market value of $8.4 million based upon the closing price of $10.65 per public unit on the NYSE on March 30, 2023. The Sponsor does not hold any warrants independent of what is included in the Private Placement Units. While the Private Placement Units have a trading price and value as set forth above, the Private Placement Units will be, upon completion of the business combination, broken into their constituent components of stock and warrants, and each of those separately trade and the value of each of those is $10.52 per Public Share and $0.0225 per public warrant on March 30, 2023. Additionally, the Sponsor, officers and directors do not currently have any unreimbursed out-of-pocket expenses in connection with the business combination. Initial Stockholders, including our Sponsor and our independent directors, hold a significant number of shares of our common stock. They will lose their entire investment in us if a business combination is not completed.

We may only be able to complete one business combination with the proceeds of the Offering, and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Offering and the sale of the Private Placement Units provided us with $31,804,399.21 as of March 30, 2023 that we may use to complete our initial business combination. This includes $2,760,000 for the payment of deferred underwriting commissions to be paid upon the completion of the initial business combination as consideration of the underwriters using their commercially reasonable efforts to provide us with the following services: 1) originating and introducing us to potential targets for our initial business combination to us; 2) arranging non-deal roadshows on our behalf in connection with a proposed business combination; 3) assisting us in meeting our securities exchange listing requirements following the closing of the Offering; and 4) providing capital markets advice and liquidity to us following the closing of the Offering.

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

Since we have no specified percentage threshold for redemption contained in our Amended and Restated Certificate of Incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s Public Shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer, have entered into privately negotiated agreements to sell their shares to us or our Founder, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our Public Shares and the related business combination, and instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.37 in principal plus accrued interest per share or potentially less than $10.37 in principal plus accrued interest per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Units and Founder Shares, including the interest earned on the proceeds held in the trust account, that may be available to us for our initial business combination, may be sufficient to allow us to consummate our initial business combination we cannot be certain that the capital after final redemptions will be sufficient to complete the transaction. If the net proceeds of the Offering and the sale of the Private Placement Units and Founder Shares after redemptions prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. PIPE financing of business combinations has become harder to obtain beginning in the second half of 2021 and continuing during 2022 and into 2023 than it was during most of 2020 and the first half of 2021, and to the extent that it has been available, the terms have tended to have more structure than just the issuance of shares of common stock at a price of $10.00 per share. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.37 in principal plus accrued interest per share or potentially less than $10.37 in principal plus accrued interest per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our Initial Stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of the Offering and after the September 2022 partial redemptions and the March 2023 partial redemptions, our Initial Stockholders (and their permitted transferees) own approximately 68.4% of the issued and outstanding shares of our common stock. None of our Founder, executive officers, directors, or any of their affiliates indicated any intention to purchase public units in the Offering or any public units or shares of common stock from persons in the open market or in private transactions. However, our Initial Stockholders or any of their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination our Initial Stockholders have agreed to vote the shares of common stock held by them immediately before the Offering, the shares of common stock underlying the Private Placement Units, as well as any shares of common stock acquired in the Offering or in the aftermarket in favor of such proposed business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 18-month time frame (or up to 24 in total months if the Company extends the period of time to consummate a business combination in accordance with its Amended and Restated Certificate of Incorporation).

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

If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.37 in principal plus accrued interest per share on the liquidation of the Trust Account (or less than $10.37 in principal plus accrued interest per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

If we are unable to complete an initial business combination by the applicable deadline, our public stockholders may receive only approximately $10.37 in principal plus accrued interest per share on the liquidation of the Trust Account (or less than $10.37 in principal plus accrued interest per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify (as described herein)) and our warrants will expire worthless.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We must complete our initial business combination within 24 months from the closing of the Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur, including due to the outbreak of the COVID-19 coronavirus pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis. If we have not completed our initial business combination within 24 months from the closing of the Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to consummate our initial business combination within 24 months from the closing of the Offering, our public stockholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of the Offering, we will, as promptly as reasonably possible but not more than 10 business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our Amended and Restated Certificate of Incorporation prior to our commencing any voluntary liquidation.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses) pro rata to our public stockholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of Public Shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months from the closing of the Offering in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

If GigCapital5 is unable to consummate a business combination, including the proposed Business Combination, its public stockholders may be forced to wait until after September 28, 2023 before receiving distributions from the Trust Account.

GigCapital5 is a development stage blank check company, and as it has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. GigCapital5 currently has until September 28, 2023, to complete a business combination (unless such date is subsequently extended by the stockholders of GigCapital5). GigCapital5 has no obligation to return funds to investors prior to such date unless (i) it consummates a business combination prior thereto or (ii) it seeks to amend its current Amended and Restated Certificate of Incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to GigCapital5. Only after the expiration of this full time period will public security holders be entitled to distributions from the Trust Account if GigCapital5 is unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their Public Shares or warrants, potentially at a loss. In addition, if GigCapital5 fails to complete an initial business combination by September 28, 2023 (unless the time for such completion is extended), there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless, unless GigCapital5 amends its certificate of incorporation to extend its life and certain other agreements it has entered into.

If third parties bring claims against GigCapital5, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.37 in principal plus accrued interest per share.

GigCapital5’s placing of funds in trust may not protect those funds from third party claims against GigCapital5. GigCapital5 has sought to have all vendors and service providers GigCapital5 engages and prospective target businesses GigCapital5 negotiated with execute agreements with GigCapital5 waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the GigCapital5’s public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with GigCapital5, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of the GigCapital5’s public stockholders. If GigCapital5 is unable to complete a business combination and distribute the proceeds held in trust to GigCapital5’s public stockholders, the Sponsor has agreed (subject to certain exceptions described elsewhere in this proxy statement/prospectus) that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by GigCapital5 for services rendered or contracted for or products sold to GigCapital5. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the Trust Account may be less than $10.37 in principal plus accrued interest, plus interest, due to such claims.

Additionally, if GigCapital5 is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against GigCapital5 which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in GigCapital5’s bankruptcy estate and subject to the claims of third parties with priority over the claims of the GigCapital5’s stockholders. To the extent any bankruptcy claims deplete the Trust Account, GigCapital5 may not be able to return to the GigCapital5’s public stockholders at least $10.37 in principal plus accrued interest. The Sponsor may not have sufficient funds to satisfy its indemnity obligations, as its only assets are securities of GigCapital5. GigCapital5 has not asked the Sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the GigCapital5’s initial business combination, including the proposed business combination, and redemptions could be reduced to less than $10.37 in principal plus accrued interest per Public Share.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.37 in principal plus accrued interest per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses, including QT Imaging, or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Morrow Sodali LLC, our proxy solicitor, did not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination by September 28, 2023, or upon the exercise of a redemption right in connection with the proposed Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.37 in principal plus accrued interest per share held in the Trust Account as of December 31, 2022, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business, with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.37 in principal plus accrued interest per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are our securities. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.37 in principal plus accrued interest per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Warrants, Private Placement Warrants and any Assumed Warrants will become exercisable for Combined Company’s common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

If the proposed Business Combination is completed, outstanding warrants to purchase an aggregate of 23,000,000 shares of Combined Company’s common stock will become exercisable in accordance with the terms of the warrant agreement governing those securities, as well as Private Placement Warrants to purchase an aggregate of up to 795,000 shares of Combined Company’s common stock, and any warrants that exist at the closing that may be assumed in the proposed Business Combination. These warrants and Private Placement Warrants will become exercisable 30 days after the completion of the proposed Business Combination. The exercise price of these warrants and Private Placement Warrants will be $11.50 per share. The Assumed Warrants will be exercisable following the closing and will have an adjusted exercise price in accordance with the terms of the Business Combination Agreement. To the extent such warrants, Private Placement Warrants and Assumed Warrants are exercised, additional shares of Combined Company’s common stock will be issued, which will result in dilution to the holders of Combined Company’s common stock and increase the number of shares eligible for resale in the public market. The dilution, as a percentage of outstanding shares, caused by the exercise of the warrants, Private Placement Warrants and Assumed Warrants will increase if a large number of our public stockholders elect to redeem their shares in connection with the proposed Business Combination. Further, the redemption of Public Shares without any accompanying redemption of warrants will increase the dilutive effect of the exercise of warrants and Private Placement Warrants. Sales of substantial numbers of such shares in the public market or the fact that such warrants, Private Placement Warrants and Assumed Warrants may be exercised could adversely affect the market price of Combined Company’s common stock. However, there is no guarantee that the warrants and Private Placement Warrants will ever be in-the-money prior to their expiration (the Assumed Warrants will have to be in-the-money at the closing), and the historical trading prices for shares of GigCapital5 Common Stock have varied between a low of approximately $9.81 per share on January 11, 2022 to a high of approximately $10.64 per share on March 24, 2023, and have not approached the $11.50 per share exercise price for the warrants and Private Placement Warrants. As such, the warrants and Private Placement Warrants may expire worthless.

The consummation of the proposed Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.

The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the proposed Business Combination. Those conditions include: approval of the Business Combination Agreement by QT Imaging stockholders, approval of the proposals required to effect the proposed Business Combination by GigCapital5 stockholders, as well as receipt of certain requisite regulatory approvals, absence of orders prohibiting completion of the proposed Business Combination, effectiveness of the registration statement of which the proxy statement/prospectus filed with the SEC is a part, approval of the shares of Combined Company’s common stock to be issued to GigCapital5 stockholders for listing on the NYSE, the resignation of specified GigCapital5 executive officers and directors, the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Business Combination Agreement) and the performance by both parties of their covenants and agreements. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the proposed Business Combination may not be completed. In addition, the parties can mutually decide to terminate the Business Combination Agreement at any time, before or after stockholder approval, or GigCapital5 or QT Imaging may elect to terminate the Business Combination Agreement in certain other circumstances.

The parties to the Business Combination Agreement may amend the terms of the Business Combination Agreement or waive one or more of the conditions to the proposed Business Combination, and the exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Business Combination Agreement may result in a conflict of interest when determining whether such changes to the terms of the Business Combination Agreement or waivers of conditions are appropriate and in the best interests of our stockholders.

In the period leading up to the closing, other events may occur that, pursuant to the Business Combination Agreement, would require us to agree to amend the Business Combination Agreement, to consent to certain actions or to waive certain closing conditions or other rights that we are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of QT Imaging’s business, a request by QT Imaging to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on QT Imaging’s business and would entitle us to terminate the Business Combination Agreement. In any of such circumstances, it would be in our discretion, acting through GigCapital5’s Board of Directors, to grant our consent or waive our rights. The existence of the financial and personal interests of the directors and officers described elsewhere in the proxy statement/prospectus filed with the SEC may result in a conflict of interest on the part of one or more of the directors or officers between what he or she may believe is best for GigCapital5 and our stockholders and what he or she may believe is best for himself or herself or his or her affiliates in determining whether or not to take the requested action.

For example, it is a condition to GigCapital5’s obligation to close the proposed Business Combination that QT Imaging’s representations and warranties be true and correct as of the closing in all respects subject to the applicable materiality standards as set forth in the Business Combination Agreement. However, if GigCapital5’s Board of Directors determines that any such breach is not material to the business of QT Imaging, then GigCapital5’s Board of Directors may elect to waive that condition and close the proposed Business Combination. The parties will not waive the condition that GigCapital5’s stockholders approve the proposed Business Combination.

As of the date of this Annual Report, we do not believe there will be any material changes or waivers that our directors and officers would be likely to make after stockholder approval of the proposed Business Combination has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of the proposed Business Combination that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our stockholders with respect to the Business Combination.

Termination of the Business Combination Agreement could negatively impact GigCapital5.

If the proposed Business Combination is not completed for any reason, including as a result of QT Imaging stockholders declining to adopt the Business Combination Agreement or GigCapital5 stockholders declining to approve the proposals required to affect the Business Combination, the ongoing business of GigCapital5 may be adversely impacted and, without realizing any of the anticipated benefits of completing the Business Combination, GigCapital5 would be subject to a number of risks, including the following:

•GigCapital5 may experience negative reactions from the financial markets, including negative impacts on the stock price of shares of GigCapital5 Common Stock (including to the extent that the current market price reflects a market assumption that the proposed Business Combination will be completed);

•GigCapital5 will have incurred substantial expenses and will be required to pay certain costs relating to the Business Combination, whether or not the proposed Business Combination is completed; and

•since the Business Combination Agreement restricts the conduct of GigCapital5’s businesses prior to completion of the proposed Business Combination, GigCapital5 may not have been able to take certain actions during the pendency of the proposed Business Combination that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

If the Business Combination Agreement is terminated and GigCapital5’s Board of Directors seeks another merger or business combination, GigCapital5 stockholders cannot be certain that GigCapital5 will be able to find another acquisition target that would constitute a business combination and that such other merger or business combination will be completed within the Combination Period.

QT Imaging will be subject to business uncertainties and contractual restrictions while the Business Combination is pending, which could itself have an adverse effect on GigCapital5.

Uncertainty about the effect of the proposed Business Combination on employees and customers may have an adverse effect on QT Imaging and consequently on GigCapital5. These uncertainties may impair QT Imaging’s ability to attract, retain and motivate key personnel until the proposed Business Combination is completed and could cause customers and others that deal with QT Imaging to seek to change existing business relationships with QT Imaging. Retention of certain employees may be challenging during the pendency of the proposed Business Combination as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the proposed Business Combination could be negatively impacted. In addition, the Business Combination Agreement restricts QT Imaging from making certain expenditures and taking other specified actions without the consent of GigCapital5 until the proposed Business Combination occurs. These restrictions may prevent QT Imaging from pursuing attractive business opportunities that may arise prior to the completion of the proposed Business Combination.

There are risks to GigCapital5 stockholders who are not affiliates of the Sponsor of becoming stockholders of the Combined Company through the proposed Business Combination rather than acquiring securities of QT Imaging directly in an underwritten public offering, including no independent due diligence review by an underwriter and conflicts of interest of the Sponsor.

Because there is no independent third-party underwriter involved in the proposed Business Combination or the issuance of common stock and warrants in connection therewith, investors will not receive the benefit of any outside independent review of GigCapital5’s and QT Imaging’s respective finances and operations. Underwritten public offerings of securities conducted by a licensed broker-dealer are subjected to a due diligence review by the underwriter or dealer-manager to satisfy statutory duties under the Securities Act, the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the national securities exchange where such securities are listed. Additionally, underwriters or dealer-managers conducting such public offerings are subject to liability for any material misstatements or omissions in a registration statement filed in connection with the public offering. As no such review will be conducted in connection with the proposed Business Combination, our stockholders must rely on the information in the proxy statement/prospectus filed with the SEC and will not have the benefit of an independent review and investigation of the type normally performed by an independent underwriter in a public securities offering.

In addition, the Sponsor and certain of GigCapital5’s executive officers and directors have interests in the proposed Business Combination that may be different from, or in addition to, the interests of our stockholders generally. Such interests may have influenced GigCapital5’s Board of Directors in making its recommendation that you vote in favor of the Business Combination Proposal and the other proposals described in the proxy statement/ prospectus filed with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our stock.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”). The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). The excise tax applies only to repurchases that occur after December 31, 2022. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (“Treasury”) has authority to provide excise tax regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, Treasury issued a notice that provides interim operating rules for the excise tax, including the rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Any redemptions in connection with the proposed Business Combination that occur after December 31, 2022 potentially would be subject to the excise tax, although our liability for the excise tax would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the proposed Business Combination, (iii) the nature and amount of the equity issued by us in connection with the proposed Business Combination, including the shares of GigCapital5 Common Stock issued to the QT Imaging stockholders in connection with the proposed Business Combination (or otherwise issued by us not in connection with the proposed Business Combination but issued within the same taxable year of the redemption treated as a repurchase of stock), and (iv) the content of forthcoming regulations and other guidance from Treasury. As noted above, the excise tax would be payable by us, and not by the redeeming holder, and therefore, the imposition of the excise tax could cause a reduction in the cash available on hand to complete the proposed Business Combination or for effecting redemptions in connection with the proposed Business Combination. Nevertheless, because the proposed Business Combination (as currently structured) would result in the issuance of a number of shares of GigCapital5 Common Stock that exceeds the number of such shares that are currently outstanding, we would expect that any redemptions of our stock occurring in the same tax year as the proposed Business Combination would not give rise to an excise tax liability.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by September 28, 2023 (assuming that the Combination Period is extended by additional six months after March 28, 2023) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There are no assurances that the extension request will enable us to complete a business combination.

On March 28, 2023, our stockholders at a special meeting approved the March 2023 Charter Amendment and the March 2023 Trust Amendment.  The Company’s charter now provides that the Company has the right to extend the Combination Period six (6) times for an additional one (1) month each time from March 28, 2023 (i.e., 18 months from the consummation of the Offering) up to September 28, 2023 (i.e., 24 months from the consummation of the Offering).  Approving the extension of the time to consummate an initial business combination involves a number of risks. The Company can provide no assurances that we will complete the proposed Business Combination prior to September 28, 2023. Our ability to consummate any business combination is dependent on a variety of factors, many of which are (as may be expected) beyond our control. We were required to offer stockholders the opportunity to redeem shares in connection with the March 2023 Charter Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an initial business combination. The fact that we will have another redemption period in connection with the proposed Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

The unaudited pro forma condensed combined financial information included in the Registration Statement on Form S-4 filed with the SEC on February 14, 2023 may not be indicative of what the Company’s actual financial position or results of operations would have been.

The unaudited pro forma condensed combined financial information in the Registration Statement on Form S-4 filed with the SEC on February 14, 2023 is presented solely for illustrative purposes only and is not necessarily indicative of what the Company’s actual financial position or results of operations would have been had the proposed Business Combinations been completed on the dates indicated.

We and the company with which we combine will incur significant transaction and transition costs in connection with the proposed Business Combination.

We and QT Imaging expect to incur significant, non-recurring costs in connection with consummating the proposed Business Combination and operating as a public company following the consummation of the proposed Business Combination. We and such company may also incur additional costs to retain key employees. All expenses incurred in connection with the proposed Business Combination Agreement and the transactions contemplated thereby

(including the proposed Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by the Company following the closing of the proposed Business Combination.

The ability to execute the Combined Company’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the proposed Business Combination.

Depending upon the aggregate amount of cash consideration the Company would be required to pay for all shares of common stock that are validly submitted for redemption, the Combined Company may be required to increase the financial leverage the Combined Company’s business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.

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

Although GigCapital5 has conducted due diligence on QT Imaging, GigCapital5 cannot assure you that this diligence revealed all material issues that may be present in QT Imaging’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Gigcapital5’s and QT Imaging’s control will not later arise. As a result, the Combined Company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if GigCapital5’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with GigCapital5’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the Combined Company’s liquidity, the fact that the Combined Company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the Combined Company to be unable to obtain future financing on favorable terms or at all.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

Even though we may be acquiring 100% of the equity interests of QT Imaging, our stockholders prior to the business combination will collectively own a minority interest in the Combined Company as a result of the issuance of a substantial number of new shares. Our stockholders immediately prior to such transaction will own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the post-transaction company.

Following the consummation of the proposed Business Combination, GigCapital5’s only significant asset will be its ownership interest in the Combined Company and such ownership may not be sufficient to pay dividends or make distributions or loans to enable GigCapital5 to pay any dividends on its common stock or satisfy its other financial obligations.

Following the consummation of the proposed Business Combination, GigCapital5 will have no direct operations and no significant assets other than its ownership of the Combined Company. GigCapital5 and certain investors, the QT Imaging equity holders, and directors and officers of QT Imaging and its affiliates will become stockholders of the Combined Company at that time. GigCapital5 will depend on the Combined Company for distributions, loans and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company and to pay any dividends with respect to GigCapital5 Common Stock. The financial condition and operating requirements of the Combined Company may limit GigCapital5’s ability to obtain cash from the Combined Company. The earnings from, or other available assets of, the Combined Company may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on GigCapital5’s common stock or satisfy its other financial obligations.

The ability of the Combined Company to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which the Combined Company is party from time to time, including the existing loan and security agreement of QT Imaging and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from the Combined Company will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from the Combined Company will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

Following the consummation of the Business Combination, the Combined Company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the proposed Business Combination, the Combined Company will face increased legal, accounting, administrative and other costs and expenses as a public company that the Combined Company does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the Combined Company to carry out activities QT Imaging has not done previously. For example, the Combined Company will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the Combined Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Combined Company reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Combined Company’ status as a public company may make it more difficult to attract and retain qualified persons to serve on the Combined Company’s Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Combined Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The equity value of the Combined Company is affected by the existence of the Founder Shares having been purchased by the Sponsor at a nominal purchase price, and the Sponsor may make a profit on its investment in circumstances where holders of GigCapital5’s Public Shares would not.

The offering price of GigCapital5 Units was $10.00 per unit. However, the Sponsor paid only $25,000 for the Founder Shares, or approximately $0.0043592 per share after adjustment for forfeitures. The equity value of the Combined Company will be based upon all outstanding shares of Combined Company’s common stock, including the Founder Shares. As equity value is equal to enterprise value plus net cash, the fact that the Sponsor has paid less cash for shares of GigCapital5 Common Stock than the public stockholders means that there is less cash resulting from the issuance of the Founders Shares for purposes of increasing the value of the Combined Company from its enterprise value to its equity value, but the equity value is equal to the sum of all Combined Company’s common stock multiplied by its stock price. As a result, the value of any non-redeemed Public Shares upon the closing of the proposed Business Combination may be significantly less than they would have been if the Sponsor had paid a purchase price for the Founder Shares similar to that paid for the purchase of GigCapital5 Units in the GigCapital5’s Offering.

The following example shows the impact on equity valuation of the Founder Shares. Considering just GigCapital5 prior to the consummation of the proposed Business Combination (i.e., no shares issued as merger consideration are included in this hypothetical determination of equity valuation), if because GigCapital5 is not an operating company it is assumed that its equity value is equal to its cash and no enterprise value is attributed to it, that would result in an equity value of approximately $41.4 million at the time that GigCapital5 entered into the Business Combination Agreement. As of that same time, there were 10,559,050 shares of GigCapital5 Common Stock outstanding. This implies a per share equity value of $3.92 as of the time that GigCapital5 entered into the Business Combination Agreement, which is substantially less than either the implied purchase price for shares of GigCapital5 Common Stock at the time of the GigCapital5’s Offering or the amount that would be paid to any public stockholder exercising its redemption rights. It also would represent a significant implied profit for the Sponsor, compared to what it paid for the Founder Shares.

Furthermore, even if the trading price of GigCapital5’s Public Shares declines substantially after consummation of the proposed Business Combination, the Sponsor may nonetheless make a significant profit on its investment of $7,975,000 in the aggregate for its 6,530,000 shares of GigCapital5 Common Stock, or approximately $1.22 per share if no value is attributed to the Private Placement Warrants. As a result, the Sponsor may make a substantial profit on its investment even if the proposed Business Combination is poorly received by the market and the trading price of GigCapital5’s securities declines. Moreover, if GigCapital5 fails to consummate a business combination, the Sponsor’s investment will be worthless. In contrast, GigCapital5’s public stockholders will suffer losses unless GigCapital5’s trading price remains at or above the price paid for such shares, which has never traded for lower than $9.87 on the NYSE, and if no business combination is consummated they would receive $10.37 in principal plus accrued interest per share from GigCapital5’s Trust Account. As a result of the foregoing, Sponsor and its affiliates, rather than liquidate if we fail to complete our initial business combination by the Combination Period,  may have more of an economic incentive for us to enter into an initial business combination on potentially less favorable terms with a potentially less favorable, riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares. You should consider the Sponsor’s and GigCapital5 management team’s financial incentives to consummate even a weak business combination when evaluating whether to redeem your shares prior to or in connection with that business combination.

The market price of shares of the Combined Company’s common stock after the proposed Business Combination may be affected by factors different from those currently affecting the prices of shares of GigCapital5 Common Stock.

Upon completion of the proposed Business Combination, holders of shares of QT Imaging will become holders of shares of Combined Company's common stock. Prior to the proposed Business Combination, GigCapital5 has had limited operations. Upon completion of the proposed Business Combination, the Combined Company’s results of operations will depend upon the performance of QT Imaging’s businesses, which are affected by factors that are different from those currently affecting the results of operations of GigCapital5.

If the proposed Business Combination’s benefits do not meet the expectations of financial analysts, the market price of the Combined Company’s common stock may decline.

The market price of the Combined Company’s common stock may decline as a result of the proposed Business Combination if we do not achieve the perceived benefits of the proposed Business Combination as rapidly, or to the extent anticipated by, financial analysts or the effect of the proposed Business Combination on our financial results is not consistent with the expectations of financial analysts. The market values of the Company’s securities at the time of the proposed Business Combination may vary significantly from their prices on the date the Business Combination Agreement was executed, the date of the proxy statement/prospectus, or the date on which the Company’s stockholders vote on the proposed Business Combination. Accordingly, holders of the Combined Company’s common stock following the consummation of the proposed Business Combination may experience a loss as a result of a decline in the market price of such Combined Company’s common stock. In addition, a decline in the market price of the Combined Company’s common stock following the consummation of the proposed Business Combination could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

In addition, following the consummation of the proposed Business Combination, fluctuations in the price of the Combined Company’s securities could contribute to the loss of all or part of your investment. Prior to the consummation of the proposed Business Combination, there has not been a public market for stock in QT Imaging and trading in the shares of its common stock has been non-existent. Accordingly, the valuation that we have ascribed to QT Imaging is not indicative of the price that will prevail in the trading market following the consummation of the proposed Business Combination. If an active market for the Company’s securities develops and continues, the trading price of the Company’s securities following the consummation of the proposed Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities following the consummation of the proposed Business Combination may include:

•	actual or anticipated fluctuations in the Combined Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the Combined Company;
•	changes in the market’s expectations about the Combined Company’s operating results;
	•	success of competitors;
	•	the Combined Company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
	•	changes in financial estimates and recommendations by securities analysts concerning the Combined Company or the market in general;
	•	operating and stock price performance of other companies that investors deem comparable to the Combined Company’s;
	•	the Combined Company’s ability to market new and enhanced services and products on a timely basis;
	•	changes in laws and regulations affecting the Combined Company’s business;
	•	commencement of, or involvement in, litigation involving the Company;
	•	changes in the Combined Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
	•	the volume of shares of the Combined Company’s securities available for public sale;
	•	any major change in the Board or management;
	•	sales of substantial amounts of common stock by the Combined Company’s directors, executive officers or significant stockholders or the perception that such sales could occur; and
	•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of its operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of the Company’s business, prospects, financial condition or results of operations. A decline in the market price of the Company’s securities also could adversely affect the Company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

There can be no assurance that the Combined Company’s common stock will be approved for listing on the NYSE or that the Combined Company will be able to comply with the continued listing standards of the NYSE.

In connection with the closing, we intend to list the Combined Company’s common stock on the NYSE under the symbol “QTI”. The Combined Company’s continued eligibility for listing may depend on the number of our shares that are converted. If, after the proposed Business Combination, the NYSE delists the Combined Company’s shares from trading on its exchange for failure to meet the listing standards, the Combined Company and its stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for the Combined Company’s securities;

•reduced liquidity for the Combined Company’s securities;

•a determination that the Combined Company’s common stock is a “penny stock” which will require brokers trading in the Combined Company’s common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the Combined Company’s common stock;

•a limited amount of analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

GigCapital5 and QT Imaging will incur transaction costs in connection with the proposed Business Combination.

Each of GigCapital5 and QT Imaging has incurred and expects that it will incur significant, non-recurring costs in connection with consummating the proposed Business Combination. GigCapital5 and QT Imaging may also incur additional costs to retain key employees. GigCapital5 and QT Imaging will also incur significant legal, financial advisor, accounting, banking, and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the proposed Business Combination. Some of the transaction costs are payable regardless of whether the proposed Business Combination is completed. These transaction costs will be paid from a combination of cash that each of GigCapital5 and QT Imaging has in accounts other than the Trust Account, cash that remains in the Trust Account after any redemptions of Public Shares, as well as cash proceeds from any PIPE Investment. To the extent that cash that remains in the Trust Account is used to pay these transaction costs, the net amount of the cash available to the Combined Company from the Trust Account will be reduced in the aggregate and on a per share basis per pre-existing GigCapital5 stockholder below that amount which a public stockholder may receive in the event such public stockholder exercises its redemption rights.

QT Imaging’s stockholders will have their rights as stockholders governed by the Combined Company’s organizational documents.

As a result of the completion of the proposed Business Combination, holders of shares of QT Imaging Common Stock and preferred stock may become holders of shares of Combined Company’s common stock, which will be governed by the Combined Company’s organizational documents. As a result, there will be differences between the rights currently enjoyed by QT Imaging stockholders and the rights that QT Imaging stockholders who become stockholders of the Combined Company will have as stockholders of the Combined Company.

Anti-takeover provisions in our governing documents post-business combination and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

The Combined Company’s proposed charter and bylaws and Delaware law contain or will contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Combined Company Board. Among other things, the proposed charter and/or the Combined Company’s bylaws will include the following provisions:

▪

a staggered board, which means that the Combined Company Board will be classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause;

▪	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
▪

prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

▪	a forum selection clause, which means certain litigation against us can only be brought in Delaware;
▪	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
▪	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section

203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the Board of Directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.

Any provision of the Combined Company’s proposed charter and bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Our officers and directors also hold roles in other companies. Ms. Hayes serves on the Board of Directors of

Intevac, Inc. (Nasdaq: IVAC) and as a member of the Board of Directors of First Tech Federal Credit Union. In addition, Mr. Horowitz serves as the President and Chief Executive Officer of Elbit Systems of America, a wholly-owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we are engaged in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company, or operating company, with which they may become involved. In particular, an affiliate of our Sponsor is currently sponsoring other blank check companies. Our officers and directors also hold roles in other companies. Mr. Horowitz serves as the President and Chief Executive Officer of Elbit Systems of America, a wholly-owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. Ms. Hayes, a director of the Company, serves on the Board of Directors of Intevac, Inc. (Nasdaq: IVAC) and as a member of the Board of Directors of First Tech Federal Credit Union. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

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

The Company’s ability to successfully effect the proposed Business Combination and to be successful thereafter will be totally dependent upon the efforts of its key personnel, including the key personnel of the company with which we combine, some of whom are expected to join the Company following the consummation of the proposed Business Combination. While the Company intends to closely scrutinize any individuals it engages after the consummation of the proposed Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct.

The Company’s ability to successfully effect the proposed Business Combination is dependent upon the efforts of key personnel of the company with which we combine and of the Company, including its chief executive officer. Although the Company expects all of the key personnel of the company with which it combines to remain with the Combined Company following the consummation of the proposed Business Combination, it is possible that the Combined Company will lose some key personnel, the loss of which could negatively impact the operations and profitability of the Combined Company. While the Combined Company intends to closely scrutinize any individuals it engages after the consummation of the proposed Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the Combined Company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

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

The Sponsor and GigCapital5 directors and officers may have interests in the proposed Business Combination different from the interests of GigCapital5 public stockholders.

Executive officers of GigCapital5 negotiated the terms of the Business Combination Agreement with their counterparts at QT Imaging, and the GigCapital5 Board of Directors determined that entering into the Business Combination Agreement was in the best interests of GigCapital5 and its stockholders, declared the Business Combination Agreement advisable and recommended that GigCapital5 stockholders approve the Proposals required to affect the proposed Business Combination. In considering these facts and the other information contained in this proxy statement/prospectus, you should be aware that GigCapital5’s executive officers and directors may have financial interests in the proposed Business Combination that may be different from, or in addition to, the interests of GigCapital5 public stockholders. The GigCapital5 Board of Directors was aware of and considered these interests, among other matters, in reaching the determination to approve the terms of the proposed Business Combination and in recommending to GigCapital5’s stockholders that they vote to approve the proposed Business Combination.

These interests include, among other things:

•	The fact that our Sponsor has agreed not to redeem any of the 6,530,000 shares of our common stock that it holds in connection with a stockholder vote to approve the proposed Business Combination.

•

If the proposed Business Combination with QT Imaging or another business combination is not consummated by September 28, 2023, GigCapital5 will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining stockholders and the GigCapital5 Board, dissolving and liquidating. In such event, the 5,735,000 Founder Shares held by the Sponsor, which were acquired for an adjusted purchase price of approximately $0.0043592 per share, would be worthless because holders of the Founder Shares are not entitled to participate in any redemption or distribution with respect to such shares. The 5,375,000 Founder Shares held by the Sponsor had an aggregate market value of $60,332,200 based upon the closing price of $10.52 per share of GigCapital5 Common Stock on the NYSE on March 30, 2023. Dr. Avi S. Katz, the executive chairman of the GigCapital5 Board of Directors, is a member of the Sponsor, and therefore will have an economic interest in the Founder Shares held by the Sponsor.

•

Given the differential in the purchase price that our Sponsor paid for the Founder Shares as compared to the price of the GigCapital5 units sold in the GigCapital5’s Offering and the substantial number of shares of Combined Company common stock that our Sponsor will receive upon conversion of the Founder Shares in connection with the proposed Business Combination, our Sponsor and its affiliates may earn a positive rate of return on their investment even if the Combined Company common stock trades below the price initially paid for the GigCapital5 units in the GigCapital5’s Offering and the public stockholders experience a negative rate of return following the completion of the proposed Business Combination. Thus, our Sponsor and its affiliates may have more of an economic incentive for us to, rather than liquidate if we fail to complete our initial business combination by September 28, 2023, enter into an initial business combination on potentially less favorable terms with a potentially less favorable, riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares.

•

The Sponsor purchased an aggregate of 795,000 Private Placement Units from GigCapital5 for an aggregate purchase price of $7,950,000 (or $10.00 per Private Placement Unit). This purchase took place on a private placement basis simultaneously with the consummation of the GigCapital5’s Offering. A portion of the proceeds GigCapital5 received from this purchase were placed in the Trust Account. Such units had an aggregate market value of approximately $8,466,750 based upon the closing price of $10.65 per warrant on the NYSE on March 30, 2023. The Private Placement Units will become worthless if GigCapital5 does not consummate a business combination within the Completion Window.

•

In connection with the approval of the September 2022 Charter Amendment and March 2023 Charter Amendment, the Sponsor has agreed to contribute to GigCapital5 as a loan, the monthly extension amounts in accordance with the terms of these amendments. The amount of the loans will not bear interest and will be repayable by GigCapital5 to the Sponsor upon the consummation of the proposed Business Combination.

•

The Sponsor has made loans to GigCapital5 that are reflected in the Working Capital Note, which Working Capital Note will be repayable by GigCapital5 upon the consummation of the proposed Business Combination. The Sponsor, in its discretion, may in lieu of having the Working Capital Note repaid upon the Closing, instead convert the Working Capital Note into units of GigCapital5, at a price of $10.00 per unit, upon the Closing, provided that the maximum amount that may be converted is no more than $1,500,000.

•

Dr. Avi S. Katz, Dr. Raluca Dinu, and Dorothy Hayes will become directors of the Combined Company after the consummation of the proposed Business Combination. As such, in the future they may receive any cash fees, Combined Company stock options or stock awards that the board of directors of the Combined Company determines to pay to its directors.

•

GigCapital5’s directors and officers, and their affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on GigCapital5’s behalf, such as identifying and investigating possible business targets and business combinations. In addition, GigCapital5 has outstanding payables to GigCapital5’s directors and officers in connection with the activities of these individuals, and such amounts, to the extent that they remain outstanding at the time of a business combination, will be due at such time. If GigCapital5 fails to consummate a business combination within the Completion Window, they will not have any claim against the Trust Account for reimbursement. Accordingly, GigCapital5 may not be able to reimburse these expenses or pay such payables if the proposed Business Combination or another business combination is not consummated by September 28, 2023. As of the date of this prospectus, there were no out-of-pocket expenses incurred by GigCapital5’s directors, officers or their affiliates that have not otherwise been reimbursed from GigCapital5’s working capital funds following the GigCapital5’s Offering, but the amount of payables to GigCapital5’s directors and officers totaled $445,000. Additionally, GigManagement, LLC is entitled to $30,000 per month for office space, utilities, administrative and support services provided to GigCapital5’s management team, which commenced on September 28, 2021 and will continue through the earlier of consummation of the proposed Business Combination and GigCapital5’s liquidation, and as of the date of this Annual Report, $510,000 in such fees are due and have not been paid.

•

Article X of the Existing Charter provides for the limited waiver, to the extent allowed by law and subject to certain exceptions, of the doctrine of corporate opportunity with respect to GigCapital5 or any of its officers, directors or their respective affiliates. While this may result in a potential conflict of interest as between the fiduciary duties or contractual obligations of our officers or directors and the interests of GigCapital5 and its stockholders, it did not impact our search for an initial business combination target, including QT Imaging.

•	The continued indemnification of current directors and officers and the continuation of directors’ and officers’ liability insurance.

•

In the event of the liquidation of the Trust Account, the Sponsor has agreed to indemnify and hold harmless GigCapital5 against any and all losses, liabilities, claims, damages and expenses to which GigCapital5 may become subject as a result of any claim by (i) any third party for services rendered or products sold to GigCapital5 or (ii) a prospective target business with which GigCapital5 has entered into an acquisition agreement, provided that such indemnification of GigCapital5 by the Sponsor shall apply only to the extent necessary to ensure that such claims by a third party for services rendered or products sold to GigCapital5 or a target do not reduce the amount of funds in the Trust Account to below (i) $10.10 per share of GigCapital5 Common Stock or (ii) such lesser amount per share of GigCapital5 Common Stock held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case, net of the amount of interest earned on the property in the Trust Account, which may be withdrawn to pay taxes and expenses related to the administration of the Trust Account, except as to any claims by a third party (including a target) who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under GigCapital5’s indemnity of the underwriters of the GigCapital5’s Offering against certain liabilities, including liabilities under the Securities Act. If GigCapital5 consummates the proposed Business Combination, on the other hand, GigCapital5 will be liable for all such claims.

•

The Sponsor has agreed not to transfer, assign, or sell the Founder Shares until the earlier of (A) six months after the date of the consummation of the proposed Business Combination, (B) the date after the consummation of the proposed Business Combination on which the closing price of the Combined Company common stock equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the proposed Business Combination, or (C) the date after the consummation of the proposed Business Combination that the Combined Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Combined Company’s stockholders having the right to exchange their shares of the Combined Company common stock for cash, securities or other property.

•

Subject to certain limited exceptions, the Private Placement Units (and their constituent securities) will not be transferable until 30 days following the completion of the proposed Business Combination.

•

For a period of six years after the closing date, GigCapital5 shall defend, indemnify and hold harmless the Sponsor, its affiliates, and their respective present and former directors and officers against any costs or expenses, judgments, fines, losses, claims, damages or liabilities incurred in connection with any action by any stockholder of GigCapital5 who has not exercised redemption rights arising from Sponsor’s ownership of equity securities of GigCapital5, or its control or ability to influence GigCapital5, and further arising out of or pertaining to the transactions, actions, and investments contemplated by the Business Combination Agreement or any Ancillary Agreements.

•

On September 23, 2021, the Sponsor entered into a letter agreement with GigCapital5 and the underwriters of the Offering, in order to induce GigCapital5 and the underwriters of the Offering to enter into the underwriting agreement with respect to the Offering, pursuant to which the Sponsor waived its redemptions rights with respect to its Founder Shares, and the shares and shares underlying any warrants included in the Private Placement Units held by it, in connection with the consummation of GigCapital5’s initial business combination.

•

On September 23, 2021, Mr. Weightman entered into a letter agreement with GigCapital5, pursuant to which GigCapital5 granted 5,000 shares of GigCapital5 common stock to Mr. Weightman in consideration of, among other things, Mr. Weightman providing future services as the Treasurer and Chief Financial Officer of GigCapital5 and waiving any right to redeem any shares of GigCapital5 common stock into funds held in the Trust Account upon the successful completion of an initial business combination of GigCapital5 (on the same date an affiliate of ICR entered into a substantially similar letter agreement with GigCapital5 with respect to 10,000 shares of GigCapital5 common stock granted to such affiliate of ICR in consideration of future services of ICR as an investor relations firm to GigCapital5).

There will be no finder’s fees, reimbursements or cash payments made by GigCapital5 to the Sponsor or GigCapital5’s officers or directors, or any of GigCapital5’s or its officers’ or directors’ affiliates, for services rendered to GigCapital5 prior to or in connection with the completion of the proposed Business Combination, other than payment of the amount described above for office space, utilities, administrative and support services, payment of outstanding payables in the amount of $445,000, and repayments of the Additional September 2022 Contributions and Additional March 2023 Contributions and any Working Capital Note by our Sponsor or affiliates of our Sponsor to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, which Working Capital Note will be repayable by GigCapital5 upon closing. GigCapital5 currently has $805,000 in a Working Capital Note. The Sponsor, in its discretion, may in lieu of having the Working Capital Note repaid upon the closing, instead convert the Working Capital Note into units of GigCapital5, at a price of $10.00 per unit, upon the closing, provided that the maximum amount that may be converted is no more than $1,500,000. The Sponsor and GigCapital5’s officers and directors or any of their respective affiliates will also be reimbursed for any out-of-pocket expenses incurred in connection with GigCapital5’s formation, the GigCapital5’s Offering and activities on GigCapital5’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of the date of this prospectus, the Sponsor had not incurred any out-of-pocket expenses in connection with the proposed Business Combination that, as of such date, had not been reimbursed by GigCapital5 from GigCapital5’s working capital funds following the GigCapital5’s Offering.

QT Imaging directors and officers may have interests in the proposed Business Combination different from the interests of QT Imaging stockholders.

Executive officers of QT Imaging negotiated the terms of the Business Combination Agreement with their counterparts at GigCapital5, and QT Imaging’s board of directors determined that entering into the Business Combination Agreement was in the best interests of QT Imaging and its stockholders. In considering these facts and the other information contained in the proxy statement/ prospectus filed with the SEC, you should be aware that QT Imaging’s executive officers and directors may have financial interests in the proposed Business Combination that may be different from, or in addition to, the interests of QT Imaging stockholders. QT Imaging’s board of directors was aware of and considered these interests, among other matters, in reaching the determination to approve the terms of the proposed Business Combination.

QT Imaging’s management has limited experience in operating a public company.

QT Imaging’s executive officers have limited experience in the management of a publicly traded company. QT Imaging’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Combined Company. QT Imaging may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Combined Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the Combined Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.37 in principal plus accrued interest per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.37 in principal plus accrued interest per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of the Offering, or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

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

Even if the Company consummates the proposed Business Combination, there is no guarantee that the warrants will ever be in the money, and they may expire worthless and we may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants.

The exercise price for the warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 23,000,000 shares of common stock as part of the public units offered in the Offering, and warrants to purchase 795,000 shares as part of the Private Placement Units sold to the Sponsor. In each case, the warrants are exercisable at a price of $11.50. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

We issued 795,000 Private Placement Warrants concurrently with the Offering. These Private Placement Warrants and the shares of Company common stock issuable upon the exercise of the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s Offering, in which case the 795,000 Private Placement Warrants could be redeemed by the Company for $7,950. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the Private Placement Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for the Private Placement Warrants as a warrant liability and record (a) that liability at fair value, which was determined to approximate the fair value of the warrants included in the units sold in the Company’s Offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

The price of shares of Combined Company’s common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of shares of Combined Company’s common stock following the proposed Business Combination is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors, including the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•	our operating and financial performance and prospects;

•	quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our products and/or services;
•	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	privacy and data protection laws, privacy or data breaches, or the loss of data;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us; and
•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of shares of Combined Company’s common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of Combined Company’s common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We do not intend to pay dividends on shares of Combined Company’s common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on shares of Combined Company’s common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Combined Company Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that the Combined Company Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your shares of Combined Company’s common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of shares of Combined Company’s common stock.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade the Combined Company’s common stock, the price of shares of Combined Company’s common stock could decline.

The trading market for shares of Combined Company’s common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades the Combined Company’s common stock, or if our reporting results do not meet their expectations, the market price of shares of Combined Company’s common stock could decline.

Our issuance of additional shares of Combined Company’s common stock or securities into Combined Company’s common stock could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

In connection with the proposed Business Combination, we intend to file a registration statement with the SEC on Form S-8 providing for the registration of shares of Combined Company’s common stock issued or reserved for issuance under the Equity Incentive Plan. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

From time to time in the future, we may also issue additional shares of Combined Company’s common stock or securities convertible into Combined Company’s common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of Combined Company’s common stock or securities convertible into Combined Company’s common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of shares of Combined Company’s common stock.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of shares of Combined Company’s common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of Combined Company’s common stock bear the risk that our future offerings may reduce the market price of shares of Combined Company’s common stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of Combined Company’s common stock by us or our existing stockholders in the public market following the closing could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of Combined Company’s common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares issued as merger consideration in the proposed Business Combination will be freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates, and certain other former QT Imaging stockholders.

In connection with the proposed Business Combination, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement, certain stockholders of QT Imaging will have the right, subject to certain conditions, to require us to register the sale of their shares of Combined Company’s common stock under the

Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of shares of Combined Company’s common stock to decline.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of Combined Company’s common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of Combined Company’s common stock or other securities.

In addition, the shares of Combined Company’s common stock reserved for future issuance under the Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the Equity Incentive Plan will be equal to 11% of the total number of shares of Combined Company’s common stock outstanding after the closing after giving effect to any shares issued pursuant to the PIPE Investment. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of Combined Company’s common stock or securities convertible into or exchangeable for shares of Combined Company’s common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices for our units, shares of common stock and warrants as reported on the NYSE for the calendar year ended December 31, 2022.

	Units (GIA.U)		Common Stock (GIA)		Warrants (GIA.WS)
	High	Low	High	Low	High	Low
Year Ended December 31, 2022
Quarter ended March 31, 2022	$10.82	$10.12	$10.00	$9.81	$0.60	$0.19
Quarter ended June 30, 2022	$10.36	$10.03	$10.13	$9.96	$0.28	$0.05
Quarter ended September 30, 2022	$10.19	$10.03	$10.34	$10.01	$0.08	$0.02
Quarter ended December 31, 2022	$10.54	$10.09	$10.28	$10.09	$0.05	$0.01

(b) Holders

At March 29, 2023, there were two holders of record of our units and four holders of record of our separately traded shares of common stock. The actual number of holders of our units, separately traded shares of common stock, separately traded warrants, and separately traded rights is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one Private Placement Warrant. Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 7 to our financial statements included in this Annual Report. Unlike the warrants included in the Public Units (as defined below) sold in the Offering (as defined below), if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the business combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the Offering.

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

Convertible Working Capital Loans

On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000.  The Working Capital Note was subsequently amended and restated six more times on October 26, 2022 (an additional $65,000 added to the Working Capital Note), November 28, 2022 (an additional $65,000 added to the Working Capital Note), December 27, 2022 (an additional $65,000 added to the Working Capital Note), January 25, 2023 (an additional $65,000 added to the Working Capital Note), February 27, 2023 (an additional $350,000 added to the Working Capital Note) and March 28, 2023 (an additional $130,000 added to the Working Capital Note), respectively, for a collective principal amount of $805,000. The Working Capital Note was issued to provide the Company with additional working capital during the Extension and was not deposited into the Trust Account.  The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the convertible note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. An aggregate of 80,500 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

Use of Proceeds

On September 23, 2021, the SEC declared the Company’s initial Registration Statement on Form S-1 (File No 333-254038), in connection with the Offering of $200.0 million, effective.

The Company entered into an underwriting agreement with Wells Fargo Securities, LLC and William Blair & Company, L.L.C. (collectively, the “Underwriters”) on September 23, 2021 to conduct the Offering of 20,000,000 public units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

On September 28, 2021, the Company consummated the Offering of 23,000,000 Public Units, including the issuance of 3,000,000 Public Units as a result of the underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the Offering, the Company consummated the closing of the Private Placement to the Company’s Founder of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit. The Private Placement generated aggregate gross proceeds of $7,950,000.

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

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo and William Blair, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of December 31, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465. As of December 31, 2022, we had cash of $78,196 held outside the Trust Account for working capital purposes.

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

Overview

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On December 8, 2022, the Company entered into a business combination agreement with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), a medical device company engaged in the research, development and commercialization of innovative body imaging systems using low energy sound, for the Company’s initial business combination. Upon consummation of the business combination with QT Imaging, we expect to change our name and be known as QT Imaging Holdings, Inc.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. We intend to apply a unique “Mentor-Investor” philosophy to partner with QT Imaging where we will offer financial, operational and executive mentoring in order to accelerate its growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the advanced medical equipment industries to help shape corporate strategies. Additionally, our management team has operated and invested in leading global advanced medical equipment companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for advanced medical equipment companies.

We intend to effectuate our initial business combination using cash from the proceeds from the sale of the Public Units in our Offering, the sale of the Private Placement Units to our Founder, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the Offering each consisted of one share of common stock, and one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Public Units sold in the Offering, but for certain differences in the warrants included in each of them.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial business combination:

▪	may significantly dilute the equity interest of investors in the Offering who would not have pre-emption rights in respect of any such issue;
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

The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the Business Combination. On September 23, 2022, the Company held the September 2022 Special Meeting and the Company’s stockholders approved the September 2022 Charter Amendment that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month extensions. On March 28, 2023, the Company held the March 2023 Special Meeting and the Company’s stockholders approved the March 2023 Charter Amendment that extends the date by which the Company must consummate a Business Combination transaction from March 28, 2023 up to September 28, 2023 in one-month extensions.

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated September 23, 2021, with Continental Stock Transfer & Trust Company, as trustee. At the September 2022 Special Meeting, the Company’s stockholders approved the September 2022 Trust Amendment to reflect the extension period from September 28, 2022 up to March 28, 2023 by depositing into the Trust Account $160,000 for each one-month extension. In addition, at the March 2023 Special Meeting, the Company’s stockholders approved the March 2023 Trust Amendment as an additional amendment to the IMTA to reflect the extension period from March 28, 2023 up to September 28, 2023 by depositing into the Trust Account $100,000 for each one-month extension.

In connection with the September 2022 extension of the Combination Period as approved by the stockholders of the Company, on a monthly basis and with a required deposit in the amount of $160,000 each month beginning September 28, 2022 up to February 28, 2023, on September 26, 2022, the Company issued a non-convertible, non-interest bearing, unsecured promissory note to the Sponsor, which prior to December 31, 2022, was subsequently amended and restated three more times on October 26, 2022, November 28, 2022, and December 27, 2022 (the

“Extension Note”) (and has since been amended three additional times during 2023), respectively, for a collective principal amount of $640,000 as of December 31, 2022. The Extension Note is expected to be paid back upon the completion of the proposed Business Combination.

The Company further amended and restated the Extension Note to reflect additional principal amounts of $160,000 each on January 25, 2023 and February 27, 2023, the Fourth Restated Extension Note and Fifth Restated Extension Note, respectively. In conjunction with each extension the Sponsor deposited the additional principal amount of $160,000 into the Company's Trust Account. Furthermore, in conjunction with the March 2023 Trust Amendment, on March 28, 2023, the Company further amended and restated the Extension Note to reflect an additional principal amount of $100,000 which was deposited into the Trust Account by the Sponsor to extend the time the Company has to complete an initial business combination to April 28, 2023.

On September 23, 2022, the Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, which represented approximately 82.5% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.

On March 24, 2023, in conjunction with the approval of the extension of the date by which the Company must consummate a Business Combination from March 28, 2023 to September 28, 2023, the Company's stockholders elected to redeem 995,049 shares of the Company's common stock, which represented approximately 4.3% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, and after the deposit of the additional principal amount of $100,000, approximately $31.8 million will remain in the Trust Account on March 28, 2023.

On December 12, 2022, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), dated as of December 8, 2022, with QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and QT Imaging, Inc., a Delaware corporation. Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information related to the QT Imaging Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the year ended December 31, 2022, our only activities have been to search for a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering.

For the year ended December 31, 2022, we had a net loss of $2,774,307, which consisted of operating expenses of $4,279,100, a provision for income taxes of $486,615, and interest expense of $23,098, that were partially offset by other income from the change in fair value of warrant liability of $381,600 and note payable of $2,508, and interest income on marketable securities held in the Trust Account of $1,630,398.

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

Simultaneously with the closing of the Offering, the Company consummated the closing of the Private Placement to the Sponsor of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit. The Private Placement generated aggregate gross proceeds of $7,950,000.

Following the closing of the Offering, net proceeds in the amount of $225,400,000 from the sale of the Public Units and proceeds in the amount of $6,900,000 from the sale of Private Placement Units, for a total of $232,300,000, were placed in the Trust Account, which is described further below.

Transaction costs for the Offering amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo and William Blair, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of December 31, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

As of December 31, 2022, we held cash and marketable securities in the amount of $41,561,656 (including $759,969 of interest earned, net of amounts withdrawn to pay for taxes) in the Trust Account. In addition, there was interest receivable to the Trust Account of $133,211. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. As of December 31, 2022, taxes payable relating to interest earned on the Trust Account totaled $88,021.

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

For the year ended December 31, 2022, cash used in operating activities was $1,261,550, consisting of a net loss of $2,774,307, interest received on marketable securities held in the Trust Account of $1,630,398, and a decrease in the fair value of the warrant liability of $381,600, debt of $2,508, and a decrease in accrued liabilities of $117,411, that were partially offset by the decrease in prepaid expenses and other current assets of $567,733 and a decrease in other long-term assets of $165,230, plus an increase in accounts payable of $166,964, payable to related parties of $708,704, accrued legal fees of $1,931,891, other current liabilities of $86,238, and amortization on debt discount on notes to related party of $17,914.

For the period from January 19, 2021 (date of inception) through December 31, 2021, cash used in operating activities was $1,369,711, consisting of a net loss of $1,107,730, interest received on marketable securities held in the Trust Account of $5,978, plus an increase in prepaid expenses and other current assets of $740,241 and an increase in other long-term assets of $165,230, that were partially offset by the increase in accounts payable of $3,100, payable to related parties of $72,857, accrued legal fees of $225,146, accrued liabilities of $220,755, and other current liabilities of $1,783, plus an increase in the fair value of the warrant liability of $30,627 and stock-based compensation of $95,200.

For the year ended December 31, 2022, cash provided by investing activities was $192,241,509, consisting of cash withdrawn from the Trust Account of $192,881,509 that was partially offset by an investment of cash in Trust Account of $640,000.

For the period from January 19, 2021 (date of inception) through December 31, 2021, cash used in investing activities was $232,300,000, consisting of a cash investment in Trust Account of $232,300,000.

For the year ended December 31, 2022, cash used in financing activities was $191,323,312, consisting of cash paid for the redemption of Public Units of $192,138,312 and the payment of offering costs of $85,000, that were partially offset by cash proceeds from a related party borrowing of $640,000 on the extension note and $260,000 on the Working Capital Note.

For the period from January 19, 2021 (date of inception) through December 31, 2021, financing activities provided cash of $234,091,260 due to the proceeds from the sale of common stock to Founders of $25,000, from the sale of Public Units, net of underwriting discounts paid, of $226,850,000, from the sale of Private Placement Units to Founders of $7,950,000, and from the borrowing from related parties of $133,465, that were partially offset by the repayment of borrowing from related parties of $133,465 and the payment of offering costs of $733,740.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us). We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $161,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022 and 2021, we had cash of $78,196 and $421,549, respectively, held outside the Trust Account. From September 2022 to March 2023, we obtained working capital loans from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering, assuming that a business combination will be consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company’s initial public offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the Business Combination. On September 23, 2022, the Company held the September 2022 Special Meeting and the Company’s stockholders approved the September 2022 Charter Amendment that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month extensions. The Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, par value $0.0001 per share. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.

In connection with the September 2022 extension of the Combination Period as approved by the stockholders of the Company, on September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the September 2022 Charter Amendment and the September 2022 Trust Amendment. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. Prior to December 31, 2022, the Extension Note was subsequently amended and restated three more times on October 26, 2022, November 28, 2022, and December 27, 2022, respectively, for a collective principal amount of $640,000 as of December 31, 2022 (and has since been amended three additional times during 2023). The Sponsor deposited such funds into the Company’s Trust Account with Continental Stock Transfer & Trust Company. The Extension Note is expected to be paid back upon the completion of the Business Combination.

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

If the Company is unable to consummate its initial Business Combination by September 28, 2023, the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022 and 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Net Loss Per Common Share

Our statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year Ended December 31, 2022	Period from January 19, 2021 (Inception) through December 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$1,143,783	$4,195
Net income attributable to common stock subject to possible redemptions	$1,143,783	$4,195
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	17,954,419	6,296,830
Basic and diluted net income per share, common stock subject to possible redemption	$0.06	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(2,774,307)	$(1,107,730)
Less: net income attributable to common stock subject to redemption	(1,143,783)	(4,195)
Net loss attributable to non-redeemable common stock	$(3,918,090)	$(1,111,925)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	8,185,533
Net loss per share, non-redeemable common stock, basic and diluted	$(0.60)	$(0.14)

Common stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Convertible Promissory Note --Related Party

The Company accounts for its Working Capital Note under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging ("ASC 815"). Under ASC 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments. The Company has made such election for its Working Capital Note. Using the fair value option, the Working Capital Note is required to be recorded at its initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the Working Capital Note and fair value at each drawdown date are recognized as either an expense in the statements of operations and comprehensive loss (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Working Capital Note are recognized as non-cash gains or losses in the statements of operations and comprehensive loss.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities, activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2022, the net proceeds from our Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2022, $41,561,656 was held in the Trust Account for the purposes of consummating an initial business combination.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of GigCapital5, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GigCapital5, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from January 19, 2021 (date of inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 19, 2021 (date of inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that GigCapital5, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2021.

San Jose, California

March 31, 2023

GIGCAPITAL5, INC.

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$78,196	$421,549
Prepaid expenses and other current assets	172,508	740,241
Total current assets	250,704	1,161,790
Cash and marketable securities held in Trust Account	41,561,656	232,304,005
Interest receivable on cash and marketable securities held in the Trust Account	133,211	1,973
Other long-term assets	—	165,230
TOTAL ASSETS	$41,945,571	$233,632,998
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$195,064	$28,100
Accrued legal fees	2,157,037	225,146
Accrued liabilities	103,344	305,755
Payable to related parties	781,561	72,857
Note payable to related party	603,880	—
Note payable to related party at fair value	257,492	—
Other current liabilities	88,021	1,783
Total current liabilities	4,186,399	633,641
Warrant liability	31,800	413,400
Deferred underwriting fee payable	9,200,000	9,200,000
Total liabilities	13,418,199	10,247,041
Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 4,014,050 shares, at a redemption value of $10.37 per share, and 23,000,000 shares, at a redemption value of $10.10 per share, as of December 31, 2022 and 2021, respectively	41,606,846	232,304,195
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding as of December 31, 2022 and 2021	655	655
Additional paid-in capital	—	—
Accumulated deficit	(13,080,129)	(8,918,893)
Total stockholders’ deficit	(13,079,474)	(8,918,238)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$41,945,571	$233,632,998

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2022	Period from January 19, 2021 (Inception) through December 31, 2021
Revenues	$—	$—
General and administrative expenses	4,279,100	1,081,298
Loss from operations	(4,279,100)	(1,081,298)
Other income (expense)
Other income (expense)	384,108	(30,627)
Interest expense	(23,098)	—
Interest income on cash and marketable securities held in Trust Account	1,630,398	5,978
Loss before provision for income taxes	(2,287,692)	(1,105,947)
Provision for income taxes	486,615	1,783
Net loss and comprehensive loss	$(2,774,307)	$(1,107,730)
Net income attributable to common stock subject to possible redemption	$1,143,783	$4,195
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	17,954,419	6,296,830
Basic and diluted net income per share, common stock subject to possible redemption	$0.06	$0.00
Net loss attributable to common stockholders	$(3,918,090)	$(1,111,925)
Weighted-average common shares outstanding, basic and diluted	6,540,000	8,185,533
Net loss per share common share, basic and diluted	$(0.60)	$(0.14)

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Statements of Stockholders’ Deficit

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 19, 2021 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founder at $0.0024882 per share	10,047,500	1,005	23,995	—	25,000
Sale of common stock to Founder in private placement at $10 per share	795,000	80	7,949,920	—	7,950,000
Issuance of common stock to insider for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	95,199	—	95,200
Sale of common stock in initial public offering, including over-allotment, net of offering costs	23,000,000	2,300	216,803,960	—	216,806,260
Surrender of common stock by Founder	(4,312,500)	(431)	431	—	—
Fair value of warrants	—	—	(382,773)	—	(382,773)
Shares subject to redemption	(23,000,000)	(2,300)	(232,301,895)	—	(232,304,195)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	7,811,163	(7,811,163)	—
Net loss	—	—	—	(1,107,730)	(1,107,730)
Balance as of December 31, 2021	6,545,000	655	—	(8,918,893)	(8,918,238)
Debt discount on note payable to related party	—	—	54,034	—	54,034
Shares subject to redemption	—	—	(1,440,963)	—	(1,440,963)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	1,386,929	(1,386,929)	—
Net loss	—	—	—	(2,774,307)	(2,774,307)
Balance as of December 31, 2022	6,545,000	$655	$—	$(13,080,129)	$(13,079,474)

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL5, INC.

Statements of Cash Flows

	Year Ended December 31, 2022	Period from January 19, 2021 (Inception) through December 31, 2021
OPERATING ACTIVITIES
Net loss	$(2,774,307)	$(1,107,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability and related party note	(384,108)	30,627
Stock-based compensation	—	95,200
Interest earned on cash and marketable securities held in Trust Account	(1,630,398)	(5,978)
Amortization on debt discount on note payable to related party	17,914	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	567,733	(740,241)
Other long-term assets	165,230	(165,230)
Payable to related parties	708,704	72,857
Accounts payable	166,964	3,100
Accrued legal fees	1,931,891	225,146
Accrued liabilities	(117,411)	220,755
Other current liabilities	86,238	1,783
Net cash used in operating activities	(1,261,550)	(1,369,711)
INVESTING ACTIVITIES
Investment of cash in Trust Account, net	(640,000)	(232,300,000)
Cash withdrawn from Trust Account	192,881,509	—
Net cash provided by (used in) investing activities	192,241,509	(232,300,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Proceeds from sale of Public Units, net of underwriting discounts paid	—	226,850,000
Proceeds from sale of Private Placement Units to Founders	—	7,950,000
Borrowings from related parties	640,000	133,465
Borrowings from related parties at fair value	260,000	—
Repayment of borrowings from related parties	—	(133,465)
Redemption of Public Units	(192,138,312)	—
Payment of offering costs	(85,000)	(733,740)
Net cash provided by (used in) financing activities	(191,323,312)	234,091,260
Net increase (decrease) in cash during period	(343,353)	421,549
Cash, beginning of period	421,549	—
Cash, end of period	$78,196	$421,549
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$400,377	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$1,440,963	$15,497,935
Deferred underwriting fee payable upon business combination	$—	$9,200,000
Offering costs included in accounts payable	$—	$25,000
Offering costs included in accrued liabilities	$—	$85,000
Fair value of warrant liability	$—	$382,773
Debt discount on note payable to related party	$54,034	$—

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 4, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On September 23, 2021, the registration statement on Form S-1 (File No. 333-254038), as amended, relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission. The Company entered into an underwriting agreement with Wells Fargo Securities, LLC (“Wells Fargo”) and William Blair & Company, L.L.C. (collectively, the “Underwriters”) on September 23, 2021 to conduct the Offering of 20,000,000 units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock (a “Public Share”), $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

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

Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the Underwriters, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of December 31, 2022, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

Extensions

The Company’s initial public offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the Business Combination. On September 23, 2022, the Company held a special meeting of its stockholders and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month extensions (the “Extension”). The Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, par value $0.0001 per share. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.

On September 26, 2022, the Company issued an unsecured, non-interest-bearing, non-convertible promissory note (the “Extension Note”) to the Sponsor for a principal amount of $160,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Extension Note was subsequently amended and restated three more times on October 26, 2022, November 28, 2022, and December 27, 2022, respectively, for a collective principal amount of $640,000. The Sponsor deposited such funds into the Company’s Trust Account with Continental Stock Transfer & Trust Company. The Extension Note is expected to be paid back upon the completion of the Business Combination.

Working Capital Loans

On September 26, 2022, the Company issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated three more times on October 26, 2022, November 28, 2022, and December 27, 2022, respectively, for a collective principal amount of $260,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension and was not deposited into the Trust Account.  The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

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

The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Offering; or (3) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related stockholders’ rights.

Business Combination

The Company will have 24 months from September 28, 2021, the closing date of the Offering, to complete its initial Business Combination, provided that the extension payment for each one-month extension through March 28, 2023 equal to $160,000 and the extension payment for each one-month extension from March 28, 2023 through September 28, 2023 equal to $100,000 is deposited into the Trust Account on or prior to the date of the same applicable deadline. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.

Going Concern Consideration

As of December 31, 2022, the Company had $78,196 in cash and a working capital deficit of $3,935,695. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BUSINESS COMBINATION AND RELATED AGREEMENT

On December 8, 2022, the Company and QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), pursuant to which, and subject to the approval of the stockholders of the Company, Merger Sub will merge with and into QT Imaging, with QT Imaging surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement and any other agreement executed and delivered in connection therewith, the “Business Combination”). Following the closing of the Merger (the “Closing”), the Company, which will be renamed “QT Imaging Holdings, Inc.”, will be referred to as the “Combined Company.”

Subject to the terms of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the common stock of QT Imaging, par value $0.001 per share (the “QT Imaging Common Stock”) (excluding each share of QT Imaging Common Stock held in the treasury of QT Imaging which will be cancelled without any conversion of such shares of QT Imaging Common Stock held in the treasury and dissenting shares) will be automatically cancelled and converted into (A) the right to receive a number of shares of common stock, par value $0.0001 per share, of the Company (the “GigCapital5 Common Stock”) calculated based on the Exchange Ratio (as defined below) and (B) the contingent right to receive a portion of additional shares of GigCapital5 Common Stock based on the performance of the Combined Company if certain requirements are achieved in accordance with the terms of the Business Combination Agreement, if, as and when payable. The “Exchange Ratio”

means the quotient of (a) the Aggregate Closing Merger Consideration (as defined in the Business Combination Agreement) divided by (b) the QT Imaging Fully Diluted Capital Stock (as defined in the Business Combination Agreement). In addition, at the Effective Time, certain warrants of QT Imaging to purchase QT Imaging Common Stock will be converted into a warrant to acquire a number of shares of GigCapital5 Common Stock at an adjusted exercise price per share.

The Public Units, shares of common stock and warrants of the Company, are currently listed on the New York Stock Exchange (the “NYSE”) under the symbols “GIA.U,” “GIA” and “GIA.WS,” respectively. We intend to apply for listing of the common stock of the Combined Company and the warrants of the Combined Company on the NYSE under the symbols “QTI” and “QTI.WS,” respectively, at the Effective Time.

In connection with the execution of the Business Combination Agreement, the Company may enter into agreements with investors (the “PIPE Investors”) for the subscription for GigCapital5 Common Stock, convertible promissory notes or other securities or any combination of such securities to be subscribed for pursuant to the terms of one or more subscription agreements (all such subscription agreements, collectively (the “PIPE Subscription Agreements”) on terms and conditions mutually agreeable to the Company and QT Imaging (such agreement not to be unreasonably withheld, conditioned or delayed), provided that, unless otherwise agreed to, the aggregate gross proceeds under the PIPE Subscription Agreements will not exceed $26,000,000 (the “PIPE Investment Amount”).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Share of Common Stock

The Company’s statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year Ended December 31, 2022	Period from January 19, 2021 (Inception) through December 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$1,143,783	$4,195
Net income attributable to common stock subject to possible redemptions	$1,143,783	$4,195
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	17,954,419	6,296,830
Basic and diluted net income per share, common stock subject to possible redemption	$0.06	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(2,774,307)	$(1,107,730)
Less: net income attributable to common stock subject to redemption	(1,143,783)	(4,195)
Net loss attributable to non-redeemable common stock	$(3,918,090)	$(1,111,925)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	8,185,533
Net loss per share, non-redeemable common stock, basic and diluted	$(0.60)	$(0.14)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. There were no cash equivalents as of December 31, 2022 and 2021.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Convertible Promissory Note --Related Party

The Company accounts for its Working Capital Note under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging ("ASC 815"). Under ASC 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments. The Company has made such election for its Working Capital Note. Using the fair value option, the Working Capital Note is required to be recorded at its initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the Working Capital Note and fair value at each drawdown date are recognized as either an expense in the statements of operations and comprehensive loss (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Working Capital Note are recognized as non-cash gains or losses in the statements of operations and comprehensive loss. The Extension Note is not included in the calculation as it does not have a conversion feature.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. As of December 31, 2022 and 2021, 4,014,050 and 23,000,000 shares of common stock, respectively, were issued and outstanding and subject to possible redemption.

Stock-based Compensation

Stock-based compensation related to restricted stock awards is based on the fair value of common stock on the grant date. The shares underlying the Company’s restricted stock award to Mr. Weightman is subject to forfeiture if he resigns or is terminated for cause prior to the completion of the Business Combination. Therefore, the related stock-

based compensation will be recognized upon the completion of a Business Combination, unless the related shares are forfeited prior to a Business Combination occurring.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements to conform to the 2022 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ deficit.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. OFFERING

On September 28, 2021, the Company completed the closing of the Offering whereby the Company sold 23,000,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Warrant. Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share. The exercise price of the Public Warrants may be adjusted in certain circumstances as discussed in Note 7. Under the terms of the warrant agreement (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business

Combination (or such lesser period depending upon the number of one-month extensions which occur), the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

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

5. RELATED PARTY TRANSACTIONS

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

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement that occurred simultaneously with the completion of the closing of the Offering. Each Private Placement Unit consists of one share of the Company’s common stock and one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 7. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination (or such lesser period depending upon the number of one-month extensions which occur), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

The Company’s Founder, Insiders and Underwriters have agreed not to transfer, assign or sell any of their respective Founder Shares, shares held by the Insiders, Private Placement Units, shares or other securities underlying such Private Placement Units that they may hold until the date that is (i) in the case of the Founder Shares or shares held by the Insiders, the earlier of (A) six months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s common stock equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination or (y) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units and shares or other securities underlying such Private Placement Units, until 30 days after the completion of the Company’s Business Combination.

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

On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated on October 26, 2022, November 28, 2022, and December 27, 2022 to add additional monthly funding installments at $65,000 per month for a collective principal amount outstanding as of December 31, 2022 under the Working Capital Note of $260,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension period. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of the Business Combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-Business Combination entity at a conversion price of $10.00 per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further above. An aggregate of 26,000 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

The Company has determined that the Working Capital Note contains only one embedded feature, which is the conversion option. The conversion option is an embedded derivative that would require bifurcation pursuant to ASC 815-15-25-1, so the instrument qualifies for the fair value option. The Company has elected to value the Working Capital Note under the fair value option at $257,492 as of December 31, 2022. The change in the fair value of the Working Capital Note was $2,508 for the year ended December 31, 2022 and was recorded in other income (expense) on the statements of operations and comprehensive loss.

Extension Notes

On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022, and December 27, 2022 to add additional monthly funding installments at $160,000 per month for a collective principal amount outstanding as of December 31, 2022 under the Extension Note of $640,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Company imputed interest on the Extension Note using the equivalent average market discount rate for an unsecured loan (26.60%), resulting in a debt discount of $54,034 that was recorded as a reduction to the carrying principal amount of the Extension Note with a corresponding increase to additional paid-in capital. As of December 31, 2022, the outstanding principal on the Extension Note, net of the debt discount, was $603,880 and the remaining unamortized debt discount was $36,120. During the year ended December 31, 2022, interest expense related to the Extension Note was $17,914.

6. COMMITMENTS AND CONTINGENCIES

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

On March 20, 2023, one of the Underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000.

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

7. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2022 and 2021, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 4,014,050 and 23,000,000 shares of common stock subject to possible redemption issued and outstanding as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, common stock reserved for future issuance was 23,821,000, which included warrants to purchase 23,795,000 shares of common stock and 26,000 potential shares of common stock to be issued if the Working Capital Note is converted in full.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

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

Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, (or such lesser period depending upon the number of one-month extensions which occur), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants included in the Public Units and Private Placement Units.

As of December 31, 2022 and 2021, there were 23,795,000 warrants outstanding.

Stock-based Compensation

Included in the outstanding shares of common stock are 15,000 Insider shares, of which 5,000 Insider shares were issued to Mr. Weightman, the Company’s Treasurer and Chief Financial Officer, and 10,000 Insider shares were issued to ICR solely in consideration of future services pursuant to the Insider Shares Grant Agreements dated September 23, 2021, between the Company and each of the Insiders. The 5,000 Insider shares issued to Mr. Weightman are subject to forfeiture as described in Note 5 while the 10,000 Insider shares issued to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation in the Company’s statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$41,561,656	$232,304,005

Liabilities:
Warrant liability	2	$31,800	$413,400
Note payable to related party at fair value	3	$257,492	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $133,211 and $1,973 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of December 31, 2022 and 2021, respectively.

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

The change in the fair value of the Level 3 warrant liability during the period from January 19, 2021 (date of inception) through November 4, 2021, was as follows:

Period from January 19, 2021 (Inception) through November 4, 2021
Fair value - beginning of period	$—
Additions	382,773
Change in fair value	125,023
Transfers out of level 3 to level 2	(507,796)
Fair value - end of period	$—

The Working Capital Note was valued using a combination of the Black-Scholes option pricing model and present value method, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Working Capital Note was based on the following ranges of significant inputs:

Assumptions	At Issuance	As of December 31, 2022
Expected term	0.8 -1.0	0.9
Volatility	65.0%	65.0%
Risk free rate	4.0% - 4.7%	4.7%
Discount rate	24.8% - 29.6%	24.4% - 29.4%
Probability of conversion	65.0% - 75.0%	65.0%

The following table presents information about the change in fair value of the Company’s Level 3 Working Capital Note during the year ended December 31, 2022:

Year Ended December 31, 2022
Fair value - beginning of period	$—
Additions	260,000
Change in fair value	(2,508)
Fair value - end of period	$257,492

9. INCOME TAX

The sources of loss before provision for income taxes are as follows for the year ended December 31, 2022 and the period from January 19, 2021 (inception) through December 31, 2021:

	Year Ended December 31, 2022	Period from January 19, 2021 (Inception) through December 31, 2021
Domestic	$(2,287,692)	$(1,105,947)
Foreign	—	—
Total	$(2,287,692)	$(1,105,947)

The provision for income taxes was comprised of the following for the year ended December 31, 2022 and the period from January 19, 2021 (inception) through December 31, 2021:

	Year Ended December 31, 2022	Period from January 19, 2021 (Inception) through December 31, 2021
Current:
Federal	$342,216	$1,255
State and local	144,399	528
Foreign	—	—
Total current	486,615	1,783
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—
Total deferred	—	—
Total provision for income taxes	$486,615	$1,783

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2022	Period from January 19, 2021(Inception) through December 31, 2021
Statutory income tax benefit	$(480,415)	$(232,249)
State income taxes, net of federal	(184,760)	(75,096)
Warrant and note payable revaluation	(75,812)	6,431
Valuation allowance on start-up costs	1,227,602	302,697
Provision for income taxes	$486,615	$1,783

For the year ended December 31, 2022 and the period from January 19, 2021 (inception) through December 31, 2021, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the start-up costs.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Start-up costs	$1,530,299	$302,697
Valuation allowance	(1,530,299)	(302,697)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022 and 2021, the Company has recorded a valuation allowance of $1,530,299 and $302,697, respectively, to offset deferred tax assets related to its start-up costs. The valuation allowance increased by $1,227,602 for the year ended December 31, 2022. As of December 31, 2022 and 2021, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31, 2022 and 2021, the Company has not accrued interest or penalties on unrecognized tax benefits, as there are no positions recorded as of 2022 or 2021. No changes to the uncertain tax positions balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

10. SUBSEQUENT EVENTS

On January 25, 2023 and February 27, 2023, the Extension Note was amended to increase the principal amount to $960,000 to cover the two additional month extensions. The fifth and sixth monthly installments of $160,000 each were deposited in the Trust Account by the Sponsor. Additionally, the Working Capital Note was amended to increase the principal amount to $805,000, reflecting a $65,000 additional installment on January 25, 2023, an additional principal amount of $350,000 extended by the Sponsor of the Company on February 27, 2023 and two additional installments of $65,000 each in cash proceeds received from the Sponsor for working capital purposes on March 24, 2023 and March 27, 2023.

On February 14, 2023, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) related to the proposed Business Combination.  As set forth on the Form 8-K filed with the SEC dated December 12, 2022, the Company executed the Business Combination Agreement on December 8, 2022 with Merger Sub and QT Imaging. If the Business Combination Agreement is approved and adopted and the proposed Business Combination is subsequently completed, Merger Sub will merge with and into QT Imaging with QT Imaging surviving the Merger as a wholly owned subsidiary of the Company. At the closing, the Company will be renamed as QT Imaging Holdings, Inc. There are no guarantees that the registration statement on Form S-4 will be declared effective by the SEC, and even if the registration statement on Form S-4 is declared effective by the SEC, the stockholders of the Company will have to vote for and approve the proposed Business Combination.

On February 23, 2023, the Company engaged IB Capital LLC as its financial advisor and marketing agent in connection with its proposed Business Combination for a total service charge of $850,000. The contract was amended on March 15, 2023 to increase the total service charge to $950,000. The first installment in the amount of $350,000 was paid on February 27, 2023. The remaining balance in the amount of $600,000 will be paid upon closing of the Business Combination from the flow of funds.

On March 14, 2023, the Company filed Schedule 14A with the SEC which announced that the 2023 special meeting of stockholders of the Company will be held on March 28, 2023. At the special meeting, the stockholders approved two proposals: (A) to amend the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend the date by which it has to consummate a Business Combination up to six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 provided that GigAcquisitions5,

LLC (or its designees) must deposit into the Trust Account for each one-month extension funds equal to $100,000 (the “Charter Amendment Proposal”); (B) to amend the Company’s investment management trust agreement, dated as of September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from March 28, 2023 to September 28, 2023 by depositing into the Trust Account for each one-month extension, the sum of $100,000 (the “Trust Amendment Proposal”).

On March 20, 2023, one of the Company’s Underwriters, Wells Fargo, issued an underwriting fee waiver letter to the Company which stated that Wells Fargo waived its entitlement to the payment of any deferred underwriting fees to be paid under the terms of the Underwriting Agreement in respect of any Business Combination involving the Company or its affiliates and QT Imaging or its affiliates. As a result of this waiver, the total deferred underwriting fee balance due to Wells Fargo in the amount of $6,440,000 was waived as of March 20, 2023.

On March 28, 2023, at a special meeting of stockholders of the Company, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from March 28, 2023 to September 28, 2023, provided that the sum of $100,000 is deposited into the Trust Account for each one-month extension. On March 28, 2023, the Extension Note was further amended to increase the principal amount to $1,060,000 to reflect the additional $100,000 deposited into the Trust Account. Also in conjunction with the special meeting, the stockholders elected to redeem 995,049 shares of the Company’s common stock. Following such redemptions, $10,449,626 is being withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 68.4% of our issued and outstanding common stock.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting (as defined in Rule 13a-15(f) ender the Exchange Act) includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2021 through December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below.

Name	Age	Position
Dr. Avi S. Katz	64	Executive Chairman of the Board of Directors
Dr. Raluca Dinu	49	Director, President, Chief Executive Officer and Secretary
Dorothy D. Hayes	72	Director
Karen Rogge	68	Director
Raanan I. Horowitz	62	Director
Brad Weightman	68	Treasurer and Chief Financial Officer

Dr. Avi S. Katz  co-founded us together with Dr. Raluca Dinu, who is also our Chief Executive Officer and President, and has served as the Executive Chairman of our Board of Directors since our inception in January 2021. Dr. Katz had also been our Chief Executive Officer and President for a short period of time before Dr. Dinu substituted for him as our Chief Executive Officer and President. Dr. Katz holds a 45% membership interest in GigFounders, LLC, and is its sole managing member, and through GigFounders, LLC, holds an indirect membership interest in our Sponsor, of which he is the sole manager (GigFounders, LLC holds 5% of the membership units of our Sponsor). Dr. Katz also holds a 45% membership interest in GigManagement, LLC, the managing company of our Sponsor, and has served as a managing member of such managing company since its inception. Dr. Katz has spent approximately 35 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fundraising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In October 2017, Dr. Katz founded GigCapital Global’s first SPAC, GigCapital, Inc. (“GIG1”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at a price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth (1/10) of one share of GIG1 common stock, generating aggregate proceeds of $143,750,000.On February 22, 2019, after intensive screening of more than 400 companies worldwide, GIG1 entered into a stock purchase agreement to acquire Kaleyra S.p.A. at a transaction enterprise value of $187,000,000 with combined cash and/or promissory note consideration of $15,000,000. Kaleyra is a global company specialized in providing secure and reliable customer communication for financial institutions and companies of all sizes. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. ("Kaleyra”) and listed on the NYSE American stock exchange under the symbol “KLR” (and since that time, Kaleyra has uplisted to the NYSE). Dr. Katz has been serving as the Chairman and Secretary of Kaleyra, Inc. since the consummation of the transaction in November 2019. Prior to that time, in addition to being the Executive Chairman and Secretary, he was also the Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GigCapital2, Inc. (“GIG2”), a PPE company formed for the purpose of acquiring a company in the TMT industry. GIG2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth (1/20) of one share of GIG2 common stock, generating aggregate proceeds of $172,500,000. On June 8, 2021, GIG2 completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the combined company changed its name to UpHealth, Inc. (“UpHealth”) and is listed on the NYSE under the ticker symbol “UPH.” Dr. Katz initially served as the Chief Executive Officer of GIG2 until August 2019, when Dr. Dinu substituted for him in that position. He also served as the Executive Chairman and Secretary of GIG2 since its incorporation until the closing of the business combination in June 2021, when Dr. Katz was appointed as the Co-Chairman of the Board of Directors of UpHealth, becoming the sole Chairman of the board of UpHealth in June 2022. In February 2020, Drs. Katz and Dinu co-founded GigCapital3, Inc. (“GIG3”), a PPE company formed for the purpose of acquiring a company in the TMT industry. GIG3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200,000,000. On May 6, 2021, GIG3 completed its business combination with Lightning Systems, Inc., a company that designs and manufactures all-electric powertrains for medium- and heavy-duty vehicles, which does business as Lightning eMotors, and the combined company retained such name. Lightning eMotors, Inc. is listed on the NYSE under the new ticker symbol “ZEV”. Dr. Katz served as the Chief Executive Officer, Executive Chairman and Secretary of GIG3 since its inception until the closing of the business combination in May 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of Lightning eMotors, and served in that position until October 2021 when he did not stand for reelection to the board of directors. In December 2020, Drs. Katz and Dinu co-founded GigCapital4, Inc. (“GIG4”), a PPE company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of $358,800,000. GIG4 listed on Nasdaq under the symbol “GIG.” In June 2021, GIG4 announced its agreement for a business combination with BigBear.ai Holdings, LLC, a provider of artificial intelligence, machine learning, cloud-based big data analytics, and cyber engineering solutions. The business combination between GIG4 and BigBear.ai Holdings, LLC closed on December 9, 2021, and GIG4 was renamed BigBear.ai Holdings, Inc. (“BigBear.ai”). BigBear.ai moved its listing from Nasdaq to the NYSE, where it is listed under the ticker symbol “BBAI.” Dr. Katz served as the Executive Chairman of GIG4 from its inception until the closing of the business combination with BigBear.ai on December 9, 2021, and since then, has continued to serve as a member of the board of directors of BigBear.ai. He is also a co-founder of Cognizer.AI and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to launching his first PPE company, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak, Inc. (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak from its inception in 2007 until its sale in April 2017 to IDT for $250 million in cash. While Dr. Katz was at GigPeak, Inc.’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the Board of Directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the chief executive officer and a member of the board of directors of Equator Technologies. Dr. Katz has held several leadership positions over the span of his career within the TMT industry since serving as a member of Technical Staff at AT&T Bell Laboratories between 1988 and 1994, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, a graduate of the 1979 USA Naval ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, our Chief Executive Officer, President, Secretary, and one of our directors.

Dr. Raluca Dinu co-founded us with Dr. Avi S. Katz, who is our Executive Chairman of our Board of Directors, and has served as a member of our Board of Directors since February 2021 and was appointed as our Chief Executive Officer, President, and Secretary in March 2021. Dr. Dinu has spent approximately 21 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large-scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. She served as the Chief Executive Officer of GIG2 from August 2019 to June 2021 and as a member of its board of directors since March 2019 and has continued in that role after that company became UpHealth, Inc. She also served on the board of directors of GIG3 beginning in February 2020 and continued in that role after that company became Lightning eMotors, Inc. in May 2021 until October 2021. She has also served as a member of the board of directors of BigBear.ai Holdings, Inc. since its inception in December 2020 as Gig4, and prior to the December 2021 business combination, was also the President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. Dr. Dinu also holds a 45% membership interest in each of GigFounders, LLC, which holds 5% of the membership units of our Sponsor, and in the managing company of our Sponsor, GigManagement, LLC, and has served as a managing member of GigManagement, LLC since its inception From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was Vice President of Engineering at Lumera Corporation (“Lumera”) (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and Compensation Committees in 2021, and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, the Executive Chairman of the GigCapital5 Board.

Dorothy D. Hayes joined the Board of Directors as a director in February 2021. Ms. Hayes has also served as a member of the Board of Directors of GIG4 since December 2020 and has continued in that role following its business combination with BigBear.ai Holdings, Inc., serving as the Chair of the audit committee. Ms. Hayes was appointed as a director of Intevac, Inc. in June 2019. Ms. Hayes currently serves as the Chair of the audit committee and as a member of the compensation committee of Intevac, Inc. Ms. Hayes served from 2003 until her retirement in 2008 as Corporate Controller and Chief Accounting Officer and later as Chief Audit Executive at Intuit, Inc., a business and financial software company. From 1999 until 2003, Ms. Hayes served as Vice President, Corporate Controller and Chief Accounting Officer of Agilent Technologies, a public research, development and manufacturing company. From 1989 until 1999, Ms. Hayes served as Assistant Corporate Controller, financial executive of the Measurement Systems Organization and Chief Audit Executive of Hewlett Packard, a multinational information technology company. From 1980 until 1989, Ms. Hayes served in various management functions including Vice President, Corporate Controller of Apollo Computer, a computer hardware and software company. Ms. Hayes currently serves on the board of directors at First Tech Federal Credit Union, a cooperative financial institution. She previously chaired the board of First Tech Federal Credit Union from 2016 until April 2022. Ms. Hayes previously chaired the Audit Committee of the Vantagepoint Funds, a captive mutual fund series of ICMA Retirement Corporation, and the Audit Committee for Range Fuels, a privately held biofuels company. Ms. Hayes currently serves as a board member or trustee of various non-profit and philanthropic organizations including: CoGenerate (formerly Encore.org), Center for Excellence in Nonprofits and the Computer History Museum. Ms. Hayes holds an M.S. in Finance from Bentley University (1987) and received both an MS in Business Administration (1976) and a B.A. in Elementary Education (1972) from the University of Massachusetts, Amherst. Ms. Hayes maintains the NACD Board Leadership Fellow credential and has been a several-time attendee at Stanford Directors College. Ms. Hayes participates actively in Women Corporate Directors (WCD), the National Association of Corporate Directors (NACD), Financial Executives International (FEI), and the Athena Alliance. Ms. Hayes is a Senior Fellow of the American Leadership Forum—Silicon Valley, was a recipient of the YWCA TWIN award (1986) and was named to AGENDA Magazine’s Diversity 100—Top Diverse Board Candidates (2010).

Karen Rogge joined our board of directors in February 2023. Ms. Rogge is a board director of Onto Innovation, a semiconductor equipment company, and Rambus, Inc., a semiconductor IP services and device company, since 2021. She is president of the RYN Group LLC, a management consulting business, which she founded in 2010. Previously, she was a board director at Kemet Corporation, an electronic components company, acquired by Yageo, from 2018 to 2020. In addition, Ms. Rogge served on the board of directors of AeroCentury, an aircraft leasing company, from 2017 to 2018. She served as the interim vice president and chief financial officer of Applied Micro Circuits Corporation, a semiconductor company, from 2015 to 2016. Previously, Ms. Rogge served as the senior vice president and chief financial officer of Extreme Networks, a computer network company, from 2007 to 2009. Earlier in her career, she held executive financial and operations management positions at Hewlett Packard Company and Seagate Technology. Ms. Rogge holds an MBA degree from Santa Clara University, and a B.S. degree in business administration from California State University, Fresno. She maintains an NACD Board Leadership Fellow credential and has attended the Stanford Directors College.

Raanan I. Horowitz joined the Board of Directors of the Company in February 2021. Mr. Horowitz was also named to the board of directors of BigBear.ai Holdings, Inc. in December 2021 following its business combination with GIG4, serving as the chair of the Nominations and Governance committee. Mr. Horowitz is the President, Chief Executive Officer and a member of the board of directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and medical instrumentation markets. He was appointed to such positions in 2007. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd., a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 19,500 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of

EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015, 2018, 2022 and 2023, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies.” In addition, Mr. Horowitz is active in the Aerospace & Defense industry, serving on the Board of Governors of the Aerospace Industries Association since 2008, the board of directors for the National Defense Industrial Association since 2015, as a member of Business Executives for National Security since 2014, and as a member of the Wall Street Journal CEO Council since 2018. Previously, he served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. He was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from Tel-Aviv University in Israel..

Brad Weightman has served as our Treasurer and Chief Financial Officer since January 2021. Mr. Weightman has more than 30 years of global finance and accounting experience with a combination of large, mid-sized, and small public and private companies in the semiconductor, internet of things, hardware and software industries. Mr. Weightman served as the Chief Financial Officer of GIG4 from its inception in December 2020 until its business combination with BigBear.ai closed in December 2021. Mr. Weightman was also the Chief Financial Officer of GIG1 from August 2019 to November 2019, and GIG3 from February 2020 to May 2021, and the Vice President and Chief Financial Officer of GIG2 from August 2019 to June 2021. Before then, beginning in April 2017, Mr. Weightman was senior business controller at IDT, providing strategic and financial support for the general manager and the division, prior to IDT being acquired by Renesas Electronics Corp (TSE 6723:JP) in April 2019. Prior to GigPeak being acquired by IDT in April 2017, Mr. Weightman was the corporate controller at GigPeak from September 2015 to April 2017. Before joining GigPeak, Mr. Weightman was self-employed as a financial consultant in 2015. Additionally, Mr. Weightman held various finance and accounting positions at Echelon Corporation, an early developer of the internet of things market, supporting company growth from early stages to a mid-sized public company, as well as large corporations such as Advanced Micro Devices, Inc. and Xerox Holdings Corporation. Mr. Weightman received a Bachelor of Science degree in Accounting from San Jose State University, and is a Certified Public Accountant in California (inactive).

In addition, Dr. Sharmila Makhija was a member of the board of directors from December 31, 2021 until her resignation on February 4, 2023.

Number, Terms of Office and Election of Executive Officers and Directors

We have five directors. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of an Executive Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The NYSE requires that a majority of the GigCapital5 Board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the GigCapital5 Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Ms. Rogge, Ms. Hayes and Mr. Horowitz are our independent directors. Prior to her resignation, Dr. Makhija served as an independent director. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2022. Effective as of February 4, 2023, Dr. Sharmila Makhija resigned from the Company’s Board of Directors, member of the Audit Committee and the Nominating and Corporate Governance Committee of the board and the chair of the Compensation Committee. On February 7, 2023, the board appointed Karen M. Rogge as a new member of the board and as a member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the board, with such appointment to be effective immediately. Ms. Rogge fills the vacancy created by the resignation of Dr. Makhija.

Audit Committee

We have established an audit committee of the Board of Directors. Ms. Rogge, Ms. Hayes and Mr. Horowitz serve as members of our audit committee. Ms. Hayes serves as Chair of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Ms. Rogge, Ms. Hayes and Mr. Horowitz are independent.

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

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Ms. Rogge, Ms. Hayes and Mr. Horowitz. Ms. Rogge serves as Chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Ms. Rogge, Ms. Hayes and Mr. Horowitz. Mr. Horowitz serves as Chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the initial registration statement for the Company’s IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Proposed Business—Initial Business Combination”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

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

Our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. Ms. Hayes, a director of the Company, serves on the Board of Directors of Intevac, Inc. (Nasdaq: IVAC) and as a member of the Board of Directors of First Tech Federal Credit Union. In addition, Mr. Horowitz, a director of the Company, serves as the President and Chief Executive Officer of Elbit Systems of America, a wholly owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. Ms. Rogge is a director of Onto Innovation and Rambus, Inc. and is President of RYN Group LLC. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

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

▪

Drs. Katz and Dinu, our independent directors, which are a married couple, Mr. Horowitz and Ms. Hayes, and Mr. Weightman, our Treasurer and Chief Financial Officer, each has a financial/voting interest in our Sponsor that entitles each of them to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial/voting interests in our Sponsor.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Dr. Avi S. Katz	Kaleyra, Inc.	Mobile Messaging Services	Chairman
	GigFounders, LLC	Consulting and Investment	Founder and managing member
	GIG4L, LLC	Investment	Co-Founder and managing member
	GigManagement, LLC	Management Company	Founder and managing member
	GigAcquisitions, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions2, LLC	PPE (SPAC) sponsorship	Founder and manager
	UpHealth, Inc.	Digital Healthcare	Chairman of Board of Directors
	GigAcquisitions3, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions4, LLC	PPE (SPAC) sponsorship	Founder and manager
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
	GigAcquisitions5, LLC	PPE (SPAC) sponsorship	Founder and manager
Dr. Raluca Dinu	UpHealth, Inc.	Digital Healthcare	Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
	GigManagement, LLC	Management Company	Founder and managing member
	GIG4L, LLC	Investment	Co-Founder and managing member
Dorothy D. Hayes	First Tech Federal Credit Union	Credit Union	Director
	Intevac, Inc.	Thin Film Processing Equipment	Director and Chair of the Audit Committee
	Computer History Museum	Museum	Trustee
	Center for Excellence in Nonprofits	Nonprofit Training	Director
	CoGenerate (formerlyEncore.org)	Innovation Nonprofit	Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director and Chair of the Audit Committee
Karen Rogge (1)	Onto Innovation, Inc.	Semiconduction Equipment	Director
	Rambus, Inc.	Semiconductor Chips & Silicon IP	Director
	RYN Group, LLC	Management Consulting	President
Raanan I. Horowitz	Elbit Systems of America	Defense and Aviation	Chief Executive Officer and Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
(1)	Karen Rogge was appointed to the board on February 7, 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period ended December 31, 2022 there were no delinquent filers.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

As we are a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation is to retain the executives and directors to help identify and close a business combination.

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Company’s initial business combination or our liquidation, the Company has agreed to pay GigManagement, LLC a total of $30,000 per month for office space and general and administrative services. GigManagement, LLC is an affiliate of the Company’s Executive Chairman and Chief Executive Officer. This arrangement was agreed to by an affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer for the Company’s benefit and is not intended to provide such affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer compensation in lieu of a salary. The Company believes that such fees are at least as favorable as it could have obtained from an unaffiliated third party for such services.

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

In accordance with what was provided for in the prospectus, on September 28, 2021, the Board of Directors approved the payment by the Company of advisory fees to directors in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations as well as pertaining to Board of Directors committee service and administrative and analytical services. These advisory fees will be paid quarterly, and include payments to Dr. Avi Katz, the Executive Chairman of the Company’s Board of Directors and Dr. Raluca Dinu, the President and Chief Executive Officer of the Company. The quarterly amounts approved are as follows, of which one quarterly payment was made in 2021 and no payments have been made in 2022, with $435,000 in payments in the aggregate remaining as outstanding and to be paid upon the consummation of the proposed Business Combination:

Director	Quarterly Compensation
Dr. Avi Katz	$30,000
Dr. Raluca Dinu	$30,000
Dorothy D. Hayes	$15,000
Raanan I. Horowitz	$12,000
Karen Rogge	$—

Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the Combined Company. We have not established any limit on the amount of such fees that may be paid by the Combined Company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the Combined Company will be responsible for determining officer and director compensation.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Following are the tabular disclosures of our executive officer and director compensation for the fiscal year ended December 31, 2022:

Management Compensation

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors (Principal Executive Officer)	January 1, 2022 through December 31, 2022	$—	$—	$—	$—	$—	$—	$120,000	$120,000
Dr. Raluca Dinu, Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	January 1, 2022 through December 31, 2022	$—	$—	$—	$—	$—	$—	$120,000	$120,000
Brad Weightman, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 1, 2022 through December 31, 2022	$120,000	$—	$—	$—	$—	$—	$—	$120,000
(1)

Advisory fees to be paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations. All such amounts were unpaid as of December 31, 2022.

Independent Director Compensation

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation (1)	Total
Dorothy D. Hayes, Independent Director and Chairwoman of the Audit Committee	$—	$—	$—	$—	$—	$60,000	$60,000
Raanan I. Horowitz, Independent Director and Chairman of the Nominating and Corporate Governance Committee	$—	$—	$—	$—	$—	$48,000	$48,000
Dr. Sharmila Makhija, MD, Independent Director and Chairwoman of the compensation committee (2)	$—	$—	$—	$—	$—	$—	$—
(1)

Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations. All such amounts were unpaid as of December 31, 2022.

(2)	Dr. Sharmila Makhija resigned from the board on February 4, 2023.

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

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report, and as adjusted to reflect the sale of our shares of common stock included in the units, by:

▪	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
▪	each of our current directors and executive officers; and
▪	all current directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock (2)
GigAcquisitions5, LLC (3)	6,530,000	(4)	68.3%
Dr. Avi S. Katz (3)	6,530,000	(4)	68.3%
Dr. Raluca Dinu	—		—
Dorothy D. Hayes	—		—
Karen Rogge	—		—
Raanan I. Horowitz	—		—
Brad Weightman	5,000		*
All directors and officers as a group prior to the business combination (6 individuals)	6,535,000		68.4%

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(2)	Based on 9,564,001 shares of common stock outstanding as of March 28, 2023.
(3)

Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Avi S. Katz, our Executive Chairman, Secretary, President, and Chief Executive Officer, and the manager of our Sponsor, who has sole voting and dispositive power over the shares held by our Sponsor.

(4)	Include 795,000 shares of common stock underlying Private Placement Units.

Our Founder and management team beneficially own approximately 68.4% of our issued and outstanding common stock, with our Sponsor beneficially owning approximately 68.3% of such issued and outstanding common stock. Because of this ownership block, our Founders, together, and our Sponsor acting alone, will be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our Amended and Restated Certificate of Incorporation and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period from January 19, 2021 (date of inception) to December 31, 2021, the Sponsor purchased a net of 5,735,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 15,000 Insider Shares, of which 5,000 Insider Shares were issued to Mr. Weightman, the Company’s Treasurer and Chief Financial Officer, and 10,000 Insider Shares were issued to Interest Solutions solely in consideration of future services, pursuant to Insider Shares Grant Agreements dated September 23, 2021 between the Company and each of the Insiders. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or his services are terminated for cause prior to the completion of the initial business combination. The 10,000 shares were expensed upon issuance. The Founder Shares acquired by the Sponsor on January 19, 2021 are identical to the common stock included in the units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has forfeited 4,312,500 Founder Shares because the over-allotment option was fully exercised by the Underwriters.

The Sponsor purchased from the Company an aggregate of 795,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the closing of the IPO. Each Private Placement Unit consists of one share of the Company’s common stock, and one Private Placement Warrant. Each Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances.

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the closing of the business combination or 12 months from the closing of the IPO and will expire five years after the closing of the business combination or earlier upon redemption or liquidation. However, if the Company does not complete a business combination on or prior to the 24-month period allotted to complete the business combination (or such lesser period depending upon the number of one-month extensions which occur), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Amended and Restated Warrant Agreement.

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

The Initial Stockholders collectively own approximately 68.4% of the Company’s issued and outstanding shares after the IPO, the private placement, and forfeiture of 4,312,500 Founder Shares by the Sponsor and the redemptions that have occurred in September 2022 and March 2023.

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

On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022, and December 27, 2022 to add additional monthly funding installments at $160,000 per month for a collective principal amount outstanding as of December 31, 2022 under the Extension Note of $640,000 (and has since been amended three additional times during 2023 for a total amount outstanding of $1,060,000). The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Extension Note’s carrying value was $640,000 as of December 31, 2022. The Extension Note is expected to be paid back upon the completion of the Business Combination.

On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated three more times on October 26, 2022, November 28, 2022, and December 27, 2022, respectively, for a collective principal amount under the Working Capital Note of $260,000 (and has since been amended three additional times during 2023 for a total amount outstanding of $805,000). All advances under the Working Capital Note were issued to provide the Company with additional working capital during the extension period and was not deposited into the Trust Account. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial business combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of the business combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-business combination entity at a conversion price of $10.00 per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further in Note 5 of the notes to financial statements.

An aggregate of 26,000 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note as of December 31, 2022 was converted (and 80,500 Private Placement Units as of the date of this Annual Report). Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

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

On December 12, 2022, the Company executed the Business Combination Agreement, dated as of December 8, 2022, with QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and QT Imaging, Inc., a Delaware corporation. Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information in related to the QT Imaging Combination.

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

Ms. Hayes serves on the Board of Directors of Intevac, Inc. (Nasdaq: IVAC) and as a member of the Board of Directors of First Tech Federal Credit Union. In addition, Mr. Horowitz serves as the President and Chief Executive Officer of Elbit Systems of America, a wholly-owned subsidiary of Elbit Systems Ltd. He is also a member of the Board of Governors of the Aerospace Industries Association, and the Board of Directors for the National Defense Industrial Association, and a member of Business Executives for National Security. Ms. Rogge is a director of Onto Innovation and Rambus, Inc. and is President of RYN Group LLC. In addition, Dr. Katz serves as the Chairman of the Board of Directors of Kaleyra, Inc., which may also seek to acquire companies in the TMT industry, as a co-Chairman of the Board of Directors of UpHealth, Inc. and a director of BigBear.ai Holdings, Inc. Furthermore, Dr. Dinu serves on the Board of Directors of UpHealth, Inc. and BigBear.ai Holdings, Inc., and each of Ms. Dorothy D. Hayes and Mr. Raanan Horowitz serve on the Board of Directors of BigBear.ai Holdings, Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year Ended December 31, 2022	Period from January 19, 2021(Inception) through December 31, 2021
Audit Fees (1)	$87,740	$221,740
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,800	—
All Other Fees (4)	—	—
Total	$95,540	$221,740

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

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to a tax consulting project.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1*	Form of Underwriting Agreement

2.1†	Business Combination Agreement, dated as of December 8, 2022, by and among GigCapital5, Inc., QTI Merger Sub, Inc. and QT Imaging, Inc.

3.1*	Certificate of Incorporation

3.2*	Amended and Restated Certificate of Incorporation

3.3*	Bylaws

3.4*	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated September 23, 2022

3.5*	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 28, 2023

4.1*	Specimen Unit Certificate

4.2*	Specimen Common Stock Certificate

4.3*	Specimen Warrant Certificate

4.4*	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company

10.1*	Form of Insider Letter Agreement among the Company and the Founder

10.2*	Form of Insider Letter Agreement among the Company and its executive officers and directors

10.3*	Founder Shares Subscription Agreement, dated February 12, 2021, between the Company and Sponsor

10.4*	Form of Insider Shares Grant Agreement between the Company and each of the Insiders

10.5*	Form of Unit Purchase Agreement between the Company and Sponsor

10.6*	Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated August 19, 2021, between the Company and the Sponsor

10.7*	Form of Registration Rights Agreement by and among the Company, the Founder and underwriters

10.8*	Form of Indemnification Agreement

10.9*	Form of Strategic Services Agreement by and between the Company and Brad Weightman

10.10†	Stockholder Support Agreement, dated as of December 8, 2022, by and among GigCapital5, QT Imaging, Inc. and certain stockholders of QT Imaging, Inc. named in the Stockholder Support Agreement.

10.11*	Form of Administrative Services Agreement

10.12*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company

10.13*	Sponsor Support Agreement, dated as of December 8, 2022, by and among GigCapital5, GigAcquisitions5, LLC, and QT Imaging, Inc.

10.14*	Sixth Amended and Restated Promissory Note for Extension Payment

10.15*	Sixth Amended and Restated Promissory Note for Working Capital

14*	Code of Ethics

21.1	List of Subsidiaries of the Registrant

24*	Power of Attorney (included on signature page to initial filing of this Registration Statement)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

99.2*	Compensation Committee Charter

99.3*	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 20, 2021, and incorporated herein by reference.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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

GigCapital5, Inc.

Date: March 31, 2023	By:	/s/ Dr. Raluca Dinu
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

Name	Title	Date

/s/ Dr. Raluca Dinu	President, Chief Executive Officer, Secretary (Principal Executive Officer)	March 31, 2023
Dr. Raluca Dinu

/s/ Brad Weightman	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2023
Brad Weightman

/s/ Dr. Avi S. Katz	Executive Chairman of the Board of Directors	March 31, 2023
Dr. Avi S. Katz

/s/ Dorothy D. Hayes	Director	March 31, 2023
Dorothy D. Hayes

/s/ Karen Rogge	Director	March 31, 2023
Karen Rogge

/s/ Raanan I. Horowitz	Director	March 31, 2023
Raanan I. Horowitz