Form 10-Q
period 2023-03-31
GigCapital5, Inc.
filed 2023-05-15
CIK 1844505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40839

GigCapital5, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GIA	The Nasdaq Stock Market LLC

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

As of May 11, 2023, the registrant had 3,019,001 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

GIGCAPITAL5, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$356,141	$78,196
Prepaid expenses and other current assets	111,513	172,508
Total current assets	467,654	250,704
Cash and marketable securities held in Trust Account	31,670,407	41,561,656
Interest receivable on cash and marketable securities held in Trust Account	158,291	133,211
TOTAL ASSETS	$32,296,352	$41,945,571
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$357,707	$195,064
Accrued legal fees	2,902,750	2,157,037
Accrued liabilities	164,464	103,344
Payable to related parties	971,571	781,561
Notes payable to related party	1,003,868	603,880
Note payable to related party at fair value	811,442	257,492
Other current liabilities	192,916	88,021
Total current liabilities	6,404,718	4,186,399
Warrant liability	23,850	31,800
Deferred underwriting fee payable	2,760,000	9,200,000
Total liabilities	9,188,568	13,418,199
Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 3,019,001 shares, at a redemption value of $10.54 per share, and 4,014,050 shares, at a redemption value of $10.37 per share, as of March 31, 2023 and December 31, 2022, respectively	31,828,698	41,606,846
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	655	655
Additional paid-in capital	5,831,448	—
Accumulated deficit	(14,553,017)	(13,080,129)
Total stockholders’ deficit	(8,720,914)	(13,079,474)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$32,296,352	$41,945,571

_____________________________

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$—
General and administrative expenses	1,767,358	612,883
Loss from operations	(1,767,358)	(612,883)
Other income (expense)
Other income (expense)	(1,000)	230,550
Interest expense	(42,913)	—
Interest income on cash and marketable securities held in Trust Account	443,280	17,513
Loss before provision for income taxes	(1,367,991)	(364,820)
Provision for income taxes	104,897	5,115
Net loss and comprehensive loss	$(1,472,888)	$(369,935)
Net income attributable to common stock subject to possible redemption	$338,383	$12,398
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	3,969,826	23,000,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.00
Net loss attributable to common stockholders	$(1,811,271)	$(382,333)
Weighted-average common shares outstanding, basic and diluted	6,540,000	6,540,000
Net loss per share common share, basic and diluted	$(0.28)	$(0.06)

_____________________________

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended March 31, 2023	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	6,545,000	$655	$—	$(13,080,129)	$(13,079,474)
Debt discount on note payable to related party	—	—	62,925		62,925
Shares subject to redemption	—	—	(671,477)	—	(671,477)
Adjustment to deferred underwriting fees	—	—	6,440,000	—	6,440,000
Net loss	—	—	—	(1,472,888)	(1,472,888)
Balance as of March 31, 2023	6,545,000	$655	$5,831,448	$(14,553,017)	$(8,720,914)

	Common Stock		Additional
Three Months Ended March 31, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)
Shares subject to redemption	—	—	(12,398)	—	(12,398)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	12,398	(12,398)	—
Net loss	—	—	—	(369,935)	(369,935)
Balance as of March 31, 2022	6,545,000	$655	$—	$(9,301,226)	$(9,300,571)

____________________________

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(1,472,888)	$(369,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability and related party note	1,000	(230,550)
Interest earned on cash and marketable securities held in Trust Account	(443,280)	(17,513)
Amortization on debt discount on note payable to related party	42,913	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	60,995	24,624
Other long-term assets	—	165,230
Payable to related parties	190,010	189,363
Accounts payable	162,643	180,130
Accrued legal fees	745,713	52,525
Accrued liabilities	61,120	(228,440)
Other current liabilities	104,895	5,115
Net cash used in operating activities	(546,879)	(229,451)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(420,000)	—
Cash withdrawn from Trust Account	10,729,449	—
Net cash provided by investing activities	10,309,449	—
FINANCING ACTIVITIES
Borrowings from related parties	420,000	—
Borrowings from related parties at fair value	545,000	—
Redemption of Public Units	(10,449,625)	—
Net cash used in financing activities	(9,484,625)	—
Net increase in cash during period	277,945	(229,451)
Cash, beginning of period	78,196	421,549
Cash, end of period	$356,141	$192,098
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$671,477	$12,398
Waiver of deferred underwriting fees	$6,440,000	$—
Debt discount on note payable to related party	$62,925	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Offering”), as described in Note 4, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On September 23, 2021, the registration statement on Form S-1 (File No. 333-254038), as amended, relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Company entered into an underwriting agreement with Wells Fargo Securities, LLC (“Wells Fargo”) and William Blair & Company, L.L.C. (“William Blair” and collectively with Wells Fargo the “Underwriters”) on September 23, 2021 to conduct the Offering of 20,000,000 units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock (a “Public Share”), $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each Public Warrant is exercisable for one Public Share at a price of $11.50 per full share.

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

Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of Offering costs, of which $25,000 remains in accounts payable as of March 31, 2023, partially offset by the reimbursement of $1,450,000 of Offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, without any consideration from the Company, waived all of their portion of the deferred underwriting fees totaling $6,440,000 and disclaimed any responsibility for the proposed business combination (see Note 2), but would be entitled to such compensation in connection with an alternative Business Combination, should the proposed business combination (see Note 2) be terminated, and remains entitled to customary indemnification and contribution obligations of the Company in connection with the proposed business combination (see Note 2). The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

Extensions

The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete its initial Business Combination (the "Combination Period"). On September 23, 2022, the Company held a special meeting of its stockholders and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month extensions (the “First Extension”). The Company’s stockholders elected to redeem 18,985,950 Public Shares. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.

On September 26, 2022, the Company issued an unsecured, non-interest-bearing, non-convertible promissory note (the “Extension Note”) to the Sponsor for a principal amount of $160,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Extension Note was subsequently amended and restated five times on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023, and February 27, 2023, respectively, for a collective principal amount of $960,000. The Sponsor deposited such funds into the Company’s Trust Account with Continental Stock Transfer & Trust Company. The Extension Note is expected to be paid back upon the completion of its initial Business Combination.

On March 28, 2023, the Company held the 2023 special meeting of stockholders. At the special meeting, the stockholders approved two proposals: (A) to amend the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend the date by which it has to consummate a Business Combination up to six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 provided that the Sponsor (or its designees) must deposit into the Trust Account for each one-month extension funds equal to $100,000 (the “Second Extension”); (B) to amend the Company’s investment management trust agreement, dated as of September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from March 28, 2023 to September 28, 2023 by depositing into the Trust Account for each one-month extension, the sum of $100,000.

On March 28, 2023, the Extension Note was further amended to increase the principal amount to $1,060,000 to reflect the additional $100,000 deposited into the Trust Account. Also in conjunction with the special meeting, the stockholders elected to redeem 995,049 Public Shares. Following such redemptions, $10,449,625 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 68.4% of our issued and outstanding common stock.

Working Capital Loans

On September 26, 2022, the Company issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated seven times on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for each respective month, February 27, 2023 to add an additional principal amount of $350,000, and March 28, 2023 for an additional principal amount of $130,000, for an aggregate principal amount outstanding as of March 31, 2023 under the Working Capital Note of $805,000. The Working Capital Note was issued to provide the Company with additional working capital during the First Extension and Second Extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

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

The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of a Business Combination; (2) the redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Offering; or (3) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related stockholders’ rights.

Business Combination

The Company has 24 months from September 28, 2021, the closing date of the Offering, to complete its initial Business Combination, provided that the extension payment for each one-month extension through March 28, 2023 equal to $160,000 and the extension payment for each one-month extension from March 28, 2023 through September 28, 2023 equal to $100,000 is deposited into the Trust Account on or prior to the date of the same applicable deadline. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.

Going Concern Consideration

As of March 31, 2023, the Company had $356,141 in cash and a working capital deficit of $5,937,064. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of common stock. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination plans.

In connection with the Company's assessment of going concern considerations, management has determined that the liquidity condition and the potential mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the liquidation date up to September 28, 2023, raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 28, 2023.

If the proceeds not held in the Trust Account become insufficient to allow the Company to operate up to September 28, 2023 if all one-month extensions are exercised prior to the consummation of a Business Combination, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for the remaining available extension periods. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for consummating the Business Combination.

2. BUSINESS COMBINATION AND RELATED AGREEMENT

On December 8, 2022, the Company and QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), pursuant to which, and subject to the approval of the stockholders of the Company, Merger Sub will merge with and into QT Imaging, with QT Imaging surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Following the closing of the Merger (the “Closing”), the Company, which will be renamed “QT Imaging Holdings, Inc.,” will be referred to as the “Combined Company.”

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

The shares of the Company common stock are currently listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “GIA,” and from now until the Effective Time, the Public Units and the warrants trade at the OTC Markets Group Inc. under the symbols “GIA.U” and “GIA.WS,” respectively. The Company intends to apply for listing of the common stock of the Combined Company and the warrants of the Combined Company on the Nasdaq under the symbols “QTI” and “QTI.WS,” respectively, at the Effective Time.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The condensed balance sheet as of December 31, 2022, has been derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future interim period.

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

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of tax, by the weighted-average number of common stock subject to possible redemption outstanding.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method, (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the period it was outstanding and (iii) the potential shares issued to the Sponsor if the Working Capital Note is converted. Since the Company was in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended March 31,
	2023	2022
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$338,383	$12,398
Net income attributable to common stock subject to possible redemption	$338,383	$12,398
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,969,826	23,000,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,472,888)	$(369,935)
Less: net income attributable to common stock subject to redemption	(338,383)	(12,398)
Net loss attributable to non-redeemable common stock	$(1,811,271)	$(382,333)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.28)	$(0.06)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2023 and December 31, 2022, 3,019,001 and 4,014,050 shares of common stock were issued and outstanding that are subject to possible redemption, respectively.

Stock-based Compensation

Stock-based compensation related to restricted stock awards is based on the fair value of common stock on the grant date. The shares underlying the Company’s restricted stock award to Mr. Weightman are subject to forfeiture if he resigns or is terminated for cause prior to the completion of the Business Combination. Therefore, the related stock-based compensation will be recognized upon the completion of a Business Combination, unless the related shares are forfeited prior to a Business Combination occurring.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. OFFERING

On September 28, 2021, the Company completed the closing of the Offering whereby the Company sold 23,000,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Warrant. Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share. The exercise price of the Public Warrants may be adjusted in certain circumstances as discussed in Note 7. Under the terms of the warrant agreement (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination.

Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete a Business Combination (or such lesser period depending upon the number of one-month extensions which occur), the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

On November 1, 2021, the Company announced that the holders of the Company’s Public Units may elect to separately trade the securities underlying such Public Units which commenced on November 4, 2021. Any Public Units not separated will continue to trade at the OTC Markets Group Inc. under the symbol “GIA.U.” Any underlying shares of common stock that are separated will trade on the Nasdaq under the symbol “GIA.” Any underlying warrants that are separated will trade at the OTC Markets Group Inc under the symbol “GIA.WS.”

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

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement that occurred simultaneously with the completion of the closing of the Offering. Each Private Placement Unit consists of one share of the Company’s common stock and one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 7. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination.

Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination (or such lesser period depending upon the number of one-month extensions which occur), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

The Company’s Founder, Insiders and Underwriters have agreed not to transfer, assign or sell any of their respective Founder Shares, shares held by the Insiders, Private Placement Units, shares or other securities underlying such Private Placement Units that they may hold until the date that is (i) in the case of the Founder Shares or shares held by the Insiders, the earlier of (A) six months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s common stock equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units and shares or other securities underlying such Private Placement Units, until 30 days after the completion of the Company’s initial Business Combination.

Unlike the Public Warrants included in the Public Units sold in the Offering, if held by the original holder or its permitted transferees, the Private Placement Warrants are not redeemable by the Company and, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of a Business Combination. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Public Warrants.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

Administrative Services Agreement and Other Agreements

The Company agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on September 24, 2021, the date the securities were first listed on the New York Stock Exchange (“NYSE”), and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

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

Working Capital Loans

On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for each respective month, February 27, 2023 to add an additional principal amount of $350,000, and March 28, 2023 for an additional principal amount of $130,000, for an aggregate principal amount outstanding as of March 31, 2023 under the Working Capital Note of $805,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension period. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of a Business Combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-Business Combination entity at a conversion price of $10.00 per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further above. An aggregate of 80,500 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the Warrant Agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

The Company has determined that the Working Capital Note contains only one embedded feature, which is the conversion option. The conversion option is an embedded derivative that would require bifurcation pursuant to ASC 815-15-25-1, so the instrument qualifies for the fair value option. The Company has elected to value the Working Capital Note under the fair value option at $811,442 as of March 31, 2023. The change in the fair value of the Working Capital Note was $8,950 for the three months ended March 31, 2023 and was recorded in other income (expense) on the condensed statements of operations and comprehensive loss.

Extension Notes

On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023, February 27, 2023, and March 28, 2023 to add additional monthly funding installments at $160,000 per month until February 27, 2023, and $100,000 on March 28, 2023, for a collective principal amount outstanding as of March 31, 2023 under the Extension Note of $1,060,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and

Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Company imputed interest on the Extension Note using the equivalent average market discount rate for an unsecured loan (26.60% for the period from September 26, 2022 to December 31, 2022, and 23.4% for the period from January 1, 2023 to March 31, 2023), resulting in an aggregate debt discount of $116,959 recorded as a reduction to the carrying principal amount of the Extension Note with a corresponding increase to additional paid-in capital. As of March 31, 2023, the outstanding principal on the Extension Note, net of the debt discount, was $1,003,868 and the remaining unamortized debt discount was $56,132. For the three months ended March 31, 2023, interest expense related to the Extension Note was $42,913.

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

On March 20, 2023, one of the Underwriters, Wells Fargo, waived all of its portion of the deferred underwriting fees totaling $6,440,000.

The Underwriters will use their commercially reasonable efforts to provide the Company with the following services: 1) originating and introducing the Company to potential targets for a Business Combination; 2) arranging non-deal roadshows on behalf of the Company in connection with a proposed Business Combination; 3) assisting the Company in meeting its securities exchange listing requirements following the closing of the Offering; and 4) providing capital markets advice and liquidity to the Company following the closing of the Offering. If the Company uses its best efforts (and the Underwriters use commercially reasonable efforts) to obtain financing in private placements or privately negotiated transactions, but notwithstanding such efforts, the Company does not have sufficient cash necessary to consummate a Business Combination and pay the deferred underwriting commission, the Company and the Underwriters will cooperate in good faith to come to a mutually-satisfactory solution with respect to the payment of the deferred underwriting commission so as to ensure that the Company’s obligation to pay the deferred underwriting commission shall not impede the closing of a Business Combination.

7. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2023 and December 31, 2022, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption.

There were 3,019,001 and 4,014,050 shares of common stock subject to possible redemption issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, common stock reserved for future issuance was 23,875,500, which included warrants to purchase 23,795,000 shares of common stock and 80,500 potential shares of common stock to be issued if the Working Capital Note is converted in full.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete its initial Business Combination, (or such lesser period depending upon the number of one-month extensions which occur), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants included in the Public Units and Private Placement Units.

As of March 31, 2023 and December 31, 2022, there were 23,795,000 warrants outstanding.

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

Weightman are subject to forfeiture as described in Note 5 while the 10,000 Insider shares issued to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation in the Company’s statements of operations and comprehensive loss when the completion of a Business Combination becomes probable.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$31,670,407	$41,561,656

Liabilities:
Warrant liability	2	$23,850	$31,800
Note payable to related party at fair value	3	$811,442	$257,492

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the period presented.

Additionally, there was $158,291 and $133,211 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in Trust Account as of March 31, 2023 and December 31, 2022, respectively.

The Company has determined that the Private Placement Warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the Public Warrants. The Public Warrants did not start trading separately until November 4, 2021, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the Private Placement Warrants were initially classified as Level 3 financial instruments. After the Public Warrants started trading separately, the Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants are valued upon observable data and have been classified as Level 2 financial instruments.

The Working Capital Note was valued using a combination of Black-Scholes option pricing model and present value methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Working Capital Note was based on the following ranges of significant inputs at issuance and for the three months ended March 31, 2023:
Assumptions	At Issuance	As of March 31, 2023
Expected Term	0.7 - 0.8	0.7
Volatility	65.0%	65.0%
Risk free rate	4.5% - 5.0%	4.7%
Discount rate	21.2% - 25.8%	22.1% - 28.7%
Probability of conversion	55.0%	55.0%

The following table presents information about the fair value of the Company’s Working Capital Note at Level 3 for the three months ended March 31, 2023.

Three Months Ended March 31, 2023
Fair value - beginning of period	$257,492
Additions	545,000
Change in fair value	8,950
Fair value - end of period	$811,442

9. SUBSEQUENT EVENTS

On April 6, 2023, the units, common stock and warrants of the Company were delisted from NYSE. Following the redemptions that occurred in March 2023, GigCapital5 had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

On April 11, 2023, the Company announced that it is moving the listing of its common stock from the NYSE to the Nasdaq. GigCapital5 Common Stock commenced trading on Nasdaq on April 26, 2023 under the symbol “GIA.” While the GigCapital5 Common Stock will be listed for trading at Nasdaq, the units and warrants of GigCapital5 will trade at the OTC Markets Group Inc.

On April 13, 2023 and April 27, 2023, the Company filed amended registration statements on Form S-4 with the SEC related to the proposed Business Combination Agreement. As set forth on the Form 8-K filed with the SEC dated December 12, 2022, the Company executed the Business Combination Agreement on December 8, 2022 with Merger Sub and QT Imaging. If the Business Combination Agreement is approved and adopted and the proposed Business Combination Agreement is subsequently completed, Merger Sub will merge with and into QT Imaging with QT Imaging surviving the Merger as a wholly owned subsidiary of the Company. At the closing, the Company will be renamed as QT Imaging Holdings, Inc. There are no guarantees that the registration statement on Form S-4 will be declared effective by the SEC, and even if the registration statement on Form S-4 is declared effective by the SEC, the stockholders of the Company will have to vote for and approve the proposed Business Combination Agreement.

On April 27, 2023, the Company further amended and restated the Extension Note (the “Seventh Restated Extension Note”) to reflect an additional principal amount of $100,000 extended by the Sponsor to the Company for a collective principal amount under the Seventh Restated Extension Note of $1,160,000. The Sponsor deposited the additional principal amount of $100,000 into the Trust Account with Continental Stock Transfer & Trust Company. The Seventh Restated Extension Note was issued in connection with the extension of the initial Business Combination period from April 28, 2023 to May 28, 2023.

On April 27, 2023, the Company further amended and restated the Working Capital Note (the “Seventh Restated Working Capital Note”) to reflect an additional principal amount of $65,000 extended by the Sponsor to the Company for a collective principal amount under the Seventh Restated Working Capital Note of $870,000. The Seventh Restated Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the convertible note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Company’s Offering. An aggregate of 87,000 Private Placement Units of the Company would be issued if the entire principal balance of the Seventh Restated Working Capital Note is converted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital5, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigAcquisitions5, LLC. References to the “Insiders” refer to Mr. Weightman, our Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company. References to "Initial Stockholders" refer to the Founder together with the Insiders. References to "Founder Shares" refer to the initial shares of common stock purchased by the Founder. References to "Insider Shares" refer to shares of common stock granted to the Insiders. References to "Private Placement Units" refer to the units sold to the Founder in a private placement and "Public Units" refer to units sold to the public shareholders and underwriters at the initial public offering (the "Offering"). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed on March 31, 2023 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On December 8, 2022, the Company entered into a business combination agreement (the "Business Combination Agreement") with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), a medical device company engaged in the research, development and commercialization of innovative body imaging systems using low energy sound, for the Company’s initial business combination. Upon consummation of the business combination with QT Imaging, we expect to change our name and be known as QT Imaging Holdings, Inc.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. We intend to apply a unique “Mentor-Investor” philosophy to partner with QT Imaging where we will offer financial, operational and executive mentoring in order to accelerate its growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings gathered from our management team’s operating and investing experience, as well as strong relationships in the advanced medical equipment industries to help shape corporate strategies. Additionally, our management team has operated and invested in leading global advanced medical equipment companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for advanced medical equipment companies.

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

The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the initial business combination (the “Combination Period”). On September 23, 2022, the Company held a special meeting (the "September 2022 Special Meeting") and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from September 28, 2022 up to March 28, 2023 in one-month extensions. On March 28, 2023, the Company held a special meeting (the "March 2023 Special Meeting") and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from March 28, 2023 up to September 28, 2023 in one-month extensions.

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated September 23, 2021, with Continental Stock Transfer & Trust Company, as trustee. At the September 2022 Special Meeting, the Company’s stockholders approved an amendment to reflect the extension period from September 28, 2022 up to March 28, 2023 by depositing $160,000 into the trust account for each one-month extension. In addition, at the March 2023 Special Meeting, the Company’s stockholders approved an additional amendment to the IMTA (the "March 2023 Trust Amendment”) to reflect the extension period from March 28, 2023 up to September 28, 2023 by depositing $100,000 into the trust account for each one-month extension.

In connection with the September 2022 extension of the Combination Period as approved by the stockholders of the Company, on a monthly basis and with a required deposit in the amount of $160,000 each month beginning September 28, 2022 up to February 28, 2023, on September 26, 2022, the Company issued a non-convertible, non-interest bearing, unsecured promissory note to the Sponsor, which prior to December 31, 2022, was subsequently amended and restated three more times on October 26, 2022, November 28, 2022, and December 27, 2022 (the “Extension Note”), respectively, for a collective principal amount of $640,000 as of December 31, 2022. The Extension Note is expected to be paid back upon the completion of the initial business combination.

The Company further amended and restated the Extension Note to reflect additional principal amounts of $160,000 each on January 25, 2023 and February 27, 2023, under the fourth restated extension note and fifth restated extension note, respectively. In conjunction with each extension, the Sponsor deposited the additional principal amount of $160,000 into the Company's trust account. Furthermore, in conjunction with the March 2023 Trust Amendment, on March 28, 2023, the Company further amended and restated the Extension Note to reflect an additional principal amount of $100,000 which was deposited into the trust account by the Sponsor to extend the time the Company has to complete an initial business combination to April 28, 2023. As of March 31, 2023, the Extension Note has a collective principal amount of $1,060,000.

On September 23, 2022, the Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, which represented approximately 82.5% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $192,138,312 was withdrawn from the trust account on September 27, 2022.

On March 24, 2023, in conjunction with the approval of the extension of the date by which the Company must consummate an initial business combination from March 28, 2023 to September 28, 2023, the Company's stockholders elected to redeem 995,049 shares of the Company's common stock, which represented approximately 4.3% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, and after the deposit of the additional principal amount of $100,000, approximately $31.7 million remained in the trust account on March 31, 2023.

On December 8, 2022, the Company executed the Business Combination Agreement with QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and QT Imaging. Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information related to the business combination with QT Imaging.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through March 31, 2023, our only activities have been organizational activities, those necessary to prepare for the Offering and to search for a target business for the initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in a trust account (the “Trust Account”) at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $1,472,888, which consisted of operating expenses of $1,767,358, interest expense of $42,913, a provision for income taxes of $104,897, and other expense from the change in fair value of the warrant liability and fair value of Working Capital Note of $1,000, that were partially offset by interest income on marketable securities held in the Trust Account of $443,280.

For the three months ended March 31, 2022, we had a net loss of $369,935, which consisted of operating expenses of $612,883 and a provision for income taxes of $5,115, that were partially offset by interest income on marketable securities held in the Trust Account of $17,513 and other income from the change in fair value of the warrant liability of $230,550.

Liquidity and Capital Resources

During the period from January 19, 2021 (date of inception) to December 31, 2021, the Founder purchased a net of 5,735,000 Founder Shares, after giving effect to the forfeiture on September 23, 2021 of 4,312,500 Founder Shares, for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 5,000 Insider Shares to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated September 23, 2021 between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the initial business combination.

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

Transaction costs for the Offering amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo Securities, LLC ("Wells Fargo") and William Blair & Company, L.L.C. ("William Blair") (collectively, the "Underwriters"), and $843,740 of offering costs, of which $25,000 remains in accounts payable as of March 31, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, without any consideration from the Company, waived all of their portion of the deferred underwriting fees totaling $6,440,000 and disclaimed any responsibility for the proposed business combination (see Note 2), but would be entitled to such compensation in connection with an alternative Business Combination, should the proposed business combination (see Note 2) be terminated, and remains entitled to customary indemnification and contribution obligations of the Company in connection with the proposed business combination (see Note 2). The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022,

December 27, 2022, January 25, 2023, and February 27, 2023 to add additional principal amounts for each extension of $160,000 per month and again on March 28, 2023 to add an additional principal amount for the one month extension of $100,000, for a collective principal amount outstanding as of March 31, 2023 under the Extension Note of $1,060,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial business combination or the date the Company winds up and may be prepaid without penalty.

On September 26, 2022, the Company also issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated seven more times on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for the respective months, February 27, 2023 to add an additional principal amount of $350,000, and March 28, 2023 to add an additional principal amount of $130,000, for an aggregate principal amount outstanding as of March 31, 2023 under the Working Capital Note of $805,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants.

As of March 31, 2023, we held cash and marketable securities in the amount of $31,670,407 in the Trust Account. In addition, there was interest receivable to the Trust Account of $158,291. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2023, tax relating to interest earned on the Trust Account totaled $104,897.

For the three months ended March 31, 2023, cash used in operating activities was $546,879, consisting of a net loss of $1,472,888 and interest earned on marketable securities held in the Trust Account of $443,280, that were partially offset by the increases in the fair value of the warrant liability and related party note of $1,000, amortization on debt discount on notes to related party of $42,913, payable to related parties of $190,010, accounts payable of $162,643, accrued legal fees of $745,713, accrued liabilities of $61,120, and other current liabilities of $104,895, and the decreases in prepaid expenses and other current assets of $60,995.

For the three months ended March 31, 2022, cash used in operating activities was $229,451, consisting of a net loss of $369,935 and interest earned on marketable securities held in the Trust Account of $17,513, a decrease in the fair value of the warrant liability of $230,550, and a decrease in accrued liabilities of $228,440, that were partially offset by the increases in payable to related parties of $189,363, accounts payable of $180,130, accrued legal fees of $52,525, and other current liabilities of $5,115, and the decreases in other long-term assets of $165,230 and prepaid expenses and other current assets of $24,624.

For the three months ended March 31, 2023, cash provided by investing activities was $10,309,449, consisting of cash withdrawn from the Trust Account of $10,729,449 that was partially offset by an investment of cash in Trust Account of $420,000.

For the three months ended March 31, 2022, there were no investing activities.

For the three months ended March 31, 2023, cash used in financing activities was $9,484,625, consisting of cash paid for the redemption of public units of $10,449,625, that were partially offset by cash proceeds from a related party borrowing of $420,000 on the Extension Note and $545,000 on the Working Capital Note.

For the three months ended March 31, 2022, there were no financing activities.

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

As of March 31, 2023 and December 31, 2022, we had cash of $356,141 and $78,196, respectively, held outside the Trust Account. From September 2022 to March 2023, we obtained working capital loans from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering, assuming that a business combination will be consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Net Loss Per Common Share

Our condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of tax, by the weighted-average number of common stock subject to possible redemption outstanding.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method, (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the period it was outstanding and (iii) the potential shares issued to the Sponsor if the Working Capital Note is converted. Since we were in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended March 31,
	2023	2022
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$338,383	$12,398
Net income attributable to common stock subject to possible redemption	$338,383	$12,398
Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,969,826	23,000,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,472,888)	$(369,935)
Less: net income attributable to common stock subject to redemption	(338,383)	(12,398)
Net loss attributable to non-redeemable common stock	$(1,811,271)	$(382,333)
Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.28)	$(0.06)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2023 with the following risk factor. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Nasdaq may not list the securities of the post-combination company on its exchange, which could limit investors’ ability to make transactions in such securities and subject the post-combination company to additional trading restrictions.

In connection with the business combination, in order to obtain the listing of the post-combination company’s securities on Nasdaq, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements. We will seek to have the post-combination company’s securities listed on Nasdaq upon consummation of the business combination. We cannot assure you that we will be able to meet all initial listing requirements. Even if the post-combination company’s securities are listed on Nasdaq, we may be unable to maintain the listing of its securities in the future.

If we fail to meet the initial listing requirements and Nasdaq does not list the post-combination company’s securities on its exchange, the company with which we combine would not be required to consummate the business combination. In the event that such company elected to waive this condition, and the business combination was consummated without the post-combination company’s securities being listed on Nasdaq or on another national securities exchange, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If the post-combination company’s securities were not listed on Nasdaq, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

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

Private Placement

The Founder purchased from the Company an aggregate of 795,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering (the “Private Placement”). Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one Private Placement Warrant. Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 7 of the Notes to Unaudited Condensed Financial Statements. Unlike the warrants included in the Public Units sold in the Offering, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the business combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the Offering.

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Founder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Insider Shares

The Company issued 5,000 Insider Shares to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated September 23, 2021, between the Company and Mr. Weightman. The 5,000 shares of common stock granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the business combination.

The Company also issued 10,000 Insider Shares to Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”). The 10,000 Insider Shares granted to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares of common stock was expensed upon issuance.

Use of Proceeds

On September 23, 2021, the SEC declared the Company’s initial Registration Statement on Form S-1 (File No 333-254038), in connection with the Offering of $200.0 million, effective.

The Company entered into an underwriting agreement with Wells Fargo and William Blair on September 23, 2021 to conduct the Offering of 20,000,000 Public Units in the amount of $200.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

On September 28, 2021, the Company consummated the Offering of 23,000,000 units, including the issuance of 3,000,000 Public Units as a result of the Underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $230,000,000.

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

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo and William Blair, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of March 31, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465.

The Company also incurred $279,824 in taxes, consisting of $69,589 of franchise taxes to the State of Delaware and $210,235 of income taxes for interest earned in the Trust Account.

On March 28, 2023, stockholders elected to redeem 995,049 shares of the Company’s common stock. Following such redemptions, $10,449,625 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 68.4% of our issued and outstanding common stock.

As of March 31, 2023, we had cash of $356,141 held outside the Trust Account for working capital purposes. There has been no material change in the planned use of the proceeds from the Offering and the Private Placement as is described in the final prospectus included in the Offering Registration Statement.

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

GigCapital5, Inc.

Date: May 15, 2023	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)