Form 10-Q/A
period 2023-03-31
GigCapital5, Inc.
filed 2023-05-18
CIK 1844505

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

As of May 11, 2023, the registrant had 9,564,001 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) of GigCapital5, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission on May 15, 2023 (the “Original Report”). The Company is filing this Amendment for the sole purpose of correcting a clerical error in the number of outstanding shares of the Company’s common stock set forth on the cover page of the Original Report.  The correct number of shares of the Company’s common stock outstanding as of May 11, 2023 is 9,564,001, as set forth on the cover page of this Amendment.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosure contained in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our filings with the Securities and Exchange Commission after the filing of the Original Report.

PART II-OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GigCapital5, Inc.

Date: May 17, 2023	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 17, 2023	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)