Form 10-K/A
period 2022-12-31
GigCapital5, Inc.
filed 2023-06-15
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No.1)

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
common equity held by
non-affiliates
of the Registrant, based on the closing price of the common stock of the Company on the Nasdaq Stock Market LLC as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2022, was $296,336,350.
The number of shares of Registrant’s Common Stock outstanding as of March 30, 2023 was 9,564,001.

Auditor Firm PCAOB ID:	#207
Auditor Name:	BPM LLP
Auditor Location:	San Jose, California

EXPLANATORY NOTE
GigCapital5, Inc. (the “
Company
”) is filing this Amendment No. 1 (the “
Amendment
”) on Form
10-K/A
in response to comments raised by the U.S. Securities and Exchange Commission (“
SEC
”). On March 31, 2023, the Company filed with the SEC its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “
Initial
10-K
”). This Amendment is being filed solely to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officers and principal financial officer (the “
Section
 302 Certifications
”) as filed with the Initial
10-K.
Exhibits 31.1 and 31.2 with the Initial
10-K
omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company and sub-paragraph
4(b) regarding establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Initial
10-K
by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Initial
10-K
and does not reflect events occurring after the date of the filing of the Initial
10-K.
This Amendment continues to describe the conditions as of the date of the Initial
10-K,
and accordingly, this Amendment should be read in conjunction with the Initial
10-K.
Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment to the Annual Report on Form 10-K/A.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

GigCapital5, Inc.

Date: June 14, 2023	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President, and Secretary