Form 10-Q/A
period 2023-03-31
GigCapital5, Inc.
filed 2023-06-15
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
GigCapital5, Inc. (the “
Company
”) is filing this Amendment No. 2 (the “
Amendment
”) on Form
10-Q/A
in response to comments raised by the U.S. Securities and Exchange Commission (“
SEC
”). On May 15, 2023, the Company filed with the SEC its Quarterly Report on Form
10-Q
for the quarter ended March 31, 2023, which was subsequently amended on May 17, 2023 (the “
Original Filing
”). This Amendment is being filed solely to correct inadvertent omissions pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officers and principal financial officer (the “
Section
 302 Certifications
”) as filed with the Original Filing. Exhibits 31.1 and 31.2 with the Original Filing omitted from the Section 302 Certifications the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company and sub-paragraph
4(b) regarding establishing and maintaining internal control over financial reporting for the Company. The Company hereby amends the Original Filing by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Original Filing and does not reflect events occurring after the date of the Original Filing. This Amendment continues to describe the conditions as of the date of the Original Filing, and accordingly, this Amendment should be read in conjunction with the Original Filing.
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

GigCapital5, Inc.

Date: June 14, 2023	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: June 14, 2023	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)