Form 10-Q
period 2023-06-30
GigCapital5, Inc.
filed 2023-08-14
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2023, the registrant had 9,564,001 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited).
GIGCAPITAL5, INC.
Condensed Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$7,480	$78,196
Prepaid expenses and other current assets	46,746	172,508

Total current assets	54,226	250,704
Cash and marketable securities held in Trust Account	32,365,352	41,561,656
Interest receivable on cash and marketable securities held in Trust Account	131,605	133,211

TOTAL ASSETS	$32,551,183	$41,945,571

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$453,893	$195,064
Accrued legal fees	3,330,175	2,157,037
Accrued liabilities	703,580	103,344
Payable to related parties	1,147,646	781,561
Notes payable to related party	1,298,948	603,880
Notes payable to related party at fair value	1,000,938	257,492
Other current liabilities	87,479	88,021

Total current liabilities	8,022,659	4,186,399
Warrant liability	15,900	31,800
Deferred underwriting fee payable	2,760,000	9,200,000

Total liabilities	10,798,559	13,418,199

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 3,019,001 shares, at a redemption value of $10.74 per share, and 4,014,050 shares, at a redemption value of $10.37 per share, as of June 30, 2023 and December 31, 2022, respectively	32,409,478	41,606,846

Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding as of June 30 , 2023 and December 31, 2022	655	655
Additional paid-in capital	5,311,855	—
Accumulated deficit	(15,969,364)	(13,080,129)

Total stockholders’ deficit	(10,656,854)	(13,079,474)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$32,551,183	$41,945,571

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
General and administrative expenses	1,637,096	973,852	3,404,454	1,586,735

Loss from operations	(1,637,096)	(973,852)	(3,404,454)	(1,586,735)
Other income, net
Other income, net	13,454	127,200	12,454	357,750
Interest expense	(56,267)	—	(99,180)	—
Interest income on cash and marketable securities held in Trust Account	368,259	300,140	811,539	317,653

Loss before provision for income taxes	(1,311,650)	(546,512)	(2,679,641)	(911,332)
Provision for income taxes	104,697	89,562	209,594	94,677

Net loss and comprehensive loss	$(1,416,347)	$(636,074)	$(2,889,235)	$(1,006,009)

Net income attributable to common stock subject to possible redemption	$263,562	$210,578	$601,945	$222,976

Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	3,019,001	23,000,000	3,491,787	23,000,000

Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.01	$0.17	$0.01

Net loss attributable to common stockholders	$(1,679,909)	$(846,652)	$(3,491,180)	$(1,228,985)

Weighted-average common shares outstanding, basic and diluted	6,540,000	6,540,000	6,540,000	6,540,000

Net loss per share common share, basic and diluted	$(0.26)	$(0.13)	$(0.53)	$(0.19)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.
Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional
Three Months Ended June 30, 2023	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2023	6,545,000	$655	$5,831,448	$(14,553,017)	$(8,720,914)
Debt discount on note payable to related party	—	—	61,187		61,187
Shares subject to redemption	—	—	(580,780)	—	(580,780)
Net loss	—	—	—	(1,416,347)	(1,416,347)

Balance as of June 30, 2023	6,545,000	$655	$5,311,855	$(15,969,364)	$(10,656,854)

	Common Stock		Additional
Three Months Ended June 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2022	6,545,000	$655	$—	$(9,301,226)	$(9,300,571)
Shares subject to redemption	—	—	(210,578)	—	(210,578)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	210,578	(210,578)	—
Net loss	—	—	—	(636,074)	(636,074)

Balance as of June 30, 2022	6,545,000	$655	$—	$(10,147,878)	$(10,147,223)

	Common Stock		Additional
Six Months Ended June 30, 2023	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	6,545,000	$655	$—	$(13,080,129)	$(13,079,474)
Debt discount on note payable to related party	—	—	124,112		124,112
Shares subject to redemption	—	—	(1,252,257)	—	(1,252,257)
Adjustment to deferred underwriting fees	—	—	6,440,000	—	6,440,000
Net loss	—	—	—	(2,889,235)	(2,889,235)

Balance as of June 30, 2023	6,545,000	$655	$5,311,855	$(15,969,364)	$(10,656,854)

	Common Stock		Additional
Six Months Ended June 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)
Shares subject to redemption	—	—	(222,976)	—	(222,976)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	222,976	(222,976)	—
Net loss	—	—	—	(1,006,009)	(1,006,009)

Balance as of June 30, 2022	6,545,000	$655	$—	$(10,147,878)	$(10,147,223)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(2,889,235)	$(1,006,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability and related party note	(12,454)	(357,750)
Interest earned on cash and marketable securities held in Trust Account	(811,539)	(317,653)
Amortization on debt discount on note payable to related party	99,180	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	125,762	210,033
Other long-term assets	—	165,230
Payable to related parties	366,085	358,786
Accounts payable	258,829	165,179
Accrued legal fees	1,173,138	473,789
Accrued liabilities	600,236	(149,773)
Other current liabilities	(542)	91,777

Net cash used in operating activities	(1,090,540)	(366,391)

INVESTING ACTIVITIES
Investment of cash in Trust Account	(720,000)	—
Cash withdrawn from Trust Account	10,729,449	—

Net cash provided by investing activities	10,009,449	—

FINANCING ACTIVITIES
Borrowings from related parties	720,000	—
Borrowings from related parties at fair value	740,000	—
Redemption of Public Units	(10,449,625)	—

Net cash used in financing activities	(8,989,625)	—

Net decrease in cash during period	(70,716)	(366,391)
Cash, beginning of period	78,196	421,549

Cash, end of period	$7,480	$55,158

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$1,252,257	$222,976

Waiver of deferred underwriting fees	$6,440,000	$—

Debt discount on note payable to related party	$124,112	$—

Offering costs included in accounts payable	$—	$85,000

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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Offering”), as described in Note 4, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of Offering costs, of which $25,000 remains in accounts payable as of June 30, 2023, partially offset by the reimbursement of $1,450,000 of Offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, without any consideration from the Company, waived all of their portion of the deferred underwriting fees totaling $
6,440,000
and disclaimed any responsibility for the proposed business combination (see Note 2), but would be entitled to such compensation in connection with an alternative Business Combination, should the proposed business combination (see Note 2) be terminated, and remains entitled to customary indemnification and contribution obligations of the Company in connection with the proposed business combination (see Note 2). The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

Extensions
The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete its initial Business Combination (the “Combination Period”). On September 23, 2022, the Company held a special meeting of its stockholders and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month
extensions (the “First Extension”). The Company’s stockholders elected to redeem 18,985,950 Public Shares. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.
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
one-month
extension, the sum of $100,000.
The Extension Note was further amended on March 28, 2023, April 27, 2023, May 25, 2023, and June 26, 2023, to increase the principal amount to $
1,360,000. Also, in conjunction with the special meeting, the stockholders elected to redeem 995,049 Public Shares. Following such redemptions, $10,449,625 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 68.4% of our issued and outstanding common stock.
Working Capital Loans
On September 26, 2022, the Company issued a convertible,
non-interest
bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated eight times on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amount
s
 of $65,000 per month for each respective month, February 27, 2023 to add an additional principal amount of $350,000, March 28, 2023 to add an additional principal amount of $130,000, April 27, 2023 to add an additional principal amount of $65,000, and June 26, 2023 to add an
additional principal amount of $130,000, for an aggregate principal amount outstanding as of June 30, 2023 under the Working Capital Note of $1,000,000. The Working Capital Note was issued to provide the Company with additional working capital during the First Extension and Second Extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

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
Business Combination
The Company has 24 months from September 28, 2021, the closing date of the Offering, to complete its initial Business Combination, provided that the extension payment for each one-month
extension from
September 28, 2022
through March 28, 2023 equal to $
160,000 and the extension payment for each
one-month
extension from March 28, 2023 through September 28, 2023 equal to $100,000 is deposited into the Trust Account on or prior to the date of the same applicable deadline. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.
In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.
Going Concern Consideration
As of June 30, 2023, the Company had $7,480 in cash and a working capital deficit of $7,968,433. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of common stock. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination plans.
In connection with the Company’s assessment of going concern considerations, management has determined that the liquidity condition and the potential mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the liquidation date up to September 28, 2023, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 28, 2023.

If the proceeds not held in the Trust Account become insufficient to allow the Company to operate up to September 28, 2023 if all one-month
extensions are exercised prior to the consummation of a Business Combination, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for the remaining available extension period. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for consummating the Business Combination.
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
The shares of the Company common stock are currently listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “GIA,” and from now until the Effective Time, the Public Units and the warrants trade at the OTC Markets Group Inc. under the symbols “GIAFU” and “GIAFW,” respectively. The Company intends to apply for listing of the common stock of the Combined Company and the warrants of the Combined Company on the Nasdaq under the symbols “QTI” and “QTI.WS,” respectively, at the Effective Time.
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
for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The condensed balance sheet as of December 31, 2022, has been derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future interim period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$263,562	$210,578	$601,945	$222,976

Net income attributable to common stock subject to possible redemption	$263,562	$210,578	$601,945	$222,976

Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,019,001	23,000,000	3,491,787	23,000,000

Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.01	$0.17	$0.01

Non-Redeemable common stock
Numerator: Net loss minus net earnings – Basic and diluted
Net loss	$(1,416,347)	$(636,074)	$(2,889,235)	$(1,006,009)
Less: net income attributable to common stock subject to redemption	(263,562)	(210,578)	(601,945)	(222,976)

Net loss attributable to non-redeemable common stock	$(1,679,909)	$(846,652)	$(3,491,180)	$(1,228,985)

Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000	6,540,000	6,540,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.26)	$(0.13)	$(0.53)	$(0.19)

Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. There were no cash equivalents as of June 30, 2023 and December 31, 2022.
Cash and Marketable Securities Held in Trust Account
As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills
.
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
Convertible Promissory Note—Related Party
The Company accounts for its Working Capital Note under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Under ASC
815-15-25,
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
Common Stock Subject to Possible Redemption
Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2023 and December 31, 2022, 3,019,001 and 4,014,050 shares of common stock were issued and outstanding that are subject to possible redemption, respectively.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals
or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
On April 6, 2023, the units, common stock and warrants of the Company were delisted from the
New York Stock Exchange (“NYSE”). Following the redemptions that occurred in March 2023, the Company
had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $
40,000,000.
On April 11, 2023, the Company announced that it is moving the listing of its common stock from the NYSE to the Nasdaq. GigCapital5 Common Stock commenced trading on Nasdaq on April 26, 2023 under the symbol “GIA.” While the
GigCapital5 Common Stock will be listed for trading on the
Nasdaq, any underlying warrants that are separated will trade on
the OTC Markets
Group Inc. under
the symbol “GIAFW.” Any Public Units not separated will continue to trade on
the OTC Markets Group Inc. under the symbol
“GIAFU.”

5. RELATED PARTY TRANSACTIONS
Founder Shares
During the period from January 19, 2021 (date of inception) to December 31, 2021, the Founder purchased 5,735,000 shares of common st ock
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
Working Capital Loans
On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for each respective month, February 27, 2023 to add an additional principal amount of $350,000, March 28, 2023 to add an additional principal amount of $130,000,
April 27, 2023 to add an additional principal amount of $
65,000, and June 26, 2023 to add
 an
additional
principal amount of $
130,000
, for an aggregate principal amount outstanding as of June 30, 2023 under the Working Capital Note of $
1,000,000
. The Working Capital Note was issued to provide the Company with additional working capital during the extension period. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of a Business Combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-Business Combination entity at a conversion price of $
10.00
per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further above. An aggregate of
100,000
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
so the instrument qualifies for the fair value option. The Company has elected to value the Working Capital Note under the fair value option at $1,000,938 as of June 30, 2023. The change in the fair value of the Working Capital Note was a decrease of
$5,504
and an increase of $3,446 for the three months and six months ended June 30, 2023, respectively, and was recorded in other income, net on the condensed statements of operations and comprehensive loss.
Extension Notes
On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of
$160,000.
The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023, February 27, 2023, March 28, 2023, April 27, 2023, May 25, 2023 and June 26, 2023 to add additional monthly funding installments at $
160,000 per
month until February 27, 2023, and on March 28, 2023, April 27, 2023, May 25, 2023, and June 26, 2023 to add additional monthly funding installments at
$100,000 per month, for a collective principal

amount outstanding as of June 30, 2023 under the Extension Note of $1,360,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Company imputed interest on the Extension Note using the equivalent average market discount rate for an unsecured loan (26.6% for the period from September 26, 2022 to December 31, 2022, 23.4% for the period from January 1, 2023 to March 31, 2023, and
10.2
% for the period from April 1, 2023 to June 30, 2023), resulting in an aggregate debt discount of $178,146 recorded as a reduction to the carrying principal amount of the Extension Note with a corresponding increase to additional paid-in
capital. As of June 30, 2023, the outstanding principal on the Extension Note, net of the debt discount, was $1,298,948 and the remaining unamortized
debt discount was $61,052.
For the three and six months ended June 30, 2023, interest expense related to the Extension Note was $
56,267
 and $99,180, respectively.
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
7. STOCKHOLDERS’ DEFICIT
Common Stock
The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2023 and December 31, 2022, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 3,019,001 and 4,014,050 shares of common stock subject to possible redemption issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, common stock reserved for future issuance was 23,895,000, which included warrants to purchase 23,795,000 shares of common stock and 100,000 potential shares of common stock to be issued if the Working Capital Note is converted in full.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
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
As of June 30, 2023 and December 31, 2022, there were 23,795,000 warrants outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$32,365,352	$41,561,656

Liabilities:
Warrant liability	2	$15,900	$31,800

Note payable to related party at fair value	3	$1,000,938	$257,492

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the period presented.
Additionally, there was $131,605 and $133,211 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in Trust Account as of June 30, 2023 and December 31, 2022, respectively.
The Company has determined that the Private Placement Warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the Public Warrants. The Public Warrants did not start trading separately until November 4, 2021, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the Private Placement Warrants were initially classified as Level 3 financial instruments. After Public Warrants started trading separately, the Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants are valued upon observable data and have been classified as Level 2 financial instruments.

The Working Capital Note was valued using a combination of Black-Scho les o
ption pricing model and present value methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Working Capital Note was based on the following ranges of significant inputs at issuance for advances under the Working Capital Note at issuance and as of June 30, 2023:

Assumptions	At Issuance	As of June 30, 2023
Expected Term	0.7 - 0.8	0.7
Volatility	65.0%	65.0%
Risk free rate	4.5% - 5.4%	5.4%
Discount rate	10.7 - 25.8%	10.7%
Probability of conversion	25.0 - 55.0%	25.0%
The following table presents information about the fair value of the Company’s Working Capital Note for the three and six months ended June 30, 2023, respectively.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Fair value - beginning of period	$811,442	$257,492
Additions	195,000	740,000
Change in fair value	(5,504)	3,446

Fair value - end of period	$1,000,938	$1,000,938

9. SUBSEQ
U
ENT EVENTS
On July 2
5
, 2023, the Company further amended and restated the Extension Note (the “Tenth Restated Extension Note”) to reflect an additional principal amount of $
100,000
extended by the Sponsor to the Company for a collective principal amount under the Tenth Restated Extension Note of $1,460,000. The Sponsor deposited the additional principal amount of $100,000 into the Trust Account with Continental Stock Transfer & Trust Company. The Tenth Restated Extension Note was issued in connection with the extension of the initial Business Combination period from July 28, 2023 to August 28, 2023.
On July 2
5
, 2023, the Company further amended and restated the Working Capital Note (the “Ninth Restated Working Capital Note”) to reflect an additional principal amount of $65,000 extended by the Sponsor to the Company for a collective principal amount under the Ninth Restated Working Capital Note of $
1,065,000
. The Ninth Restated Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the convertible note will convert, at a price of $
10.00
per unit, into units identical to the Private Placement Units issued in connection with the Company’s Offering. An aggregate of
106,500
Private Placement Units of the Company would be issued if the entire principal balance of the Seventh Restated Working Capital Note is converted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital5, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigAcquisitions5, LLC. References to the “Insiders” refer to Mr. Weightman, our Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company. References to “Initial Stockholders” refer to the Founder together with the Insiders. References to “Founder Shares” refer to the initial shares of common stock purchased by the Founder. References to “Insider Shares” refer to shares of common stock granted to the Insiders. References to “Private Placement Units” refer to the units sold to the Founder in a private placement and “Public Units” refer to units sold to the public stockholders and underwriters at the initial public offering (the “Offering”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On December 8, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), a medical device company engaged in the research, development and commercialization of innovative body imaging systems using low energy sound, for the Company’s initial business combination. Upon consummation of the business combination with QT Imaging, we expect to change our name and be known as QT Imaging Holdings, Inc.

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

The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the initial business combination (the “Combination Period”). On September 23, 2022, the Company held a special meeting (the “September 2022 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from September 28, 2022 up to March 28, 2023 in one-month extensions. On March 28, 2023, the Company held a special meeting (the “March 2023 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from March 28, 2023 up to September 28, 2023 in one-month extensions.

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated September 23, 2021, with Continental Stock Transfer & Trust Company, as trustee. At the September 2022 Special Meeting, the Company’s stockholders approved an amendment to reflect the extension period from September 28, 2022 up to March 28, 2023 by depositing $160,000 into the trust account for each one-month extension. In addition, at the March 2023 Special Meeting, the Company’s stockholders approved an additional amendment to the IMTA (the “March 2023 Trust Amendment”) to reflect the extension period from March 28, 2023 up to September 28, 2023 by depositing $100,000 into the trust account for each one-month extension.

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

On December 8, 2022, the Company executed the Business Combination Agreement with QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and QT Imaging. Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the target’s businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information related to the business combination with QT Imaging.

The Company further amended and restated the Extension Note to reflect additional principal amounts of $160,000 each on January 25, 2023 and February 27, 2023, under the fourth restated extension note and fifth restated extension note, respectively. In conjunction with each extension, the Sponsor deposited the additional principal amount of $160,000 into the Company’s trust account. Furthermore, in conjunction with the March 2023 Trust Amendment, on March 28, 2023, April 27, 2023, May 25, 2023, and June 26, 2023, the Company further amended and restated the Extension Note to reflect an additional monthly principal amount of $100,000 which was deposited into the trust account by the Sponsor to extend the time the Company has to complete an initial business combination to July 28, 2023. As of June 30, 2023, the Extension Note has a collective principal amount of $1,360,000.

On March 24, 2023, in conjunction with the approval of the extension of the date by which the Company must consummate an initial business combination from March 28, 2023 to September 28, 2023, the Company’s stockholders elected to redeem 995,049 shares of the Company’s common stock, which represented approximately 4.3% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, and after the deposit of the additional principal amount of $100,000, approximately $31.7 million remained in the trust account.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through June 30, 2023, our only activities have been organizational activities, those necessary to prepare for the Offering and to search for a target business for the initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in a trust account (the “Trust Account”) at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $1,416,347, which consisted of operating expenses of $1,637,096, a provision for income taxes of $104,697, and interest expense of $56,267, that were partially offset by interest income on marketable securities held in the Trust Account of $368,259 and other income from the change in fair value of the warrant liability and fair value of Working Capital Note of $13,454.

For the six months ended June 30, 2023, we had a net loss of $2,889,235, which consisted of operating expenses of $3,404,454, a provision for income taxes of $209,594, and interest expense of $99,180, that were partially offset by interest income on marketable securities held in the Trust Account of $811,539 and other income from the change in fair value of the warrant liability and fair value of Working Capital Note of $12,454.

For the three months ended June 30, 2022, we had a net loss of $636,074, which consisted of operating expenses of $973,852 and a provision for income taxes of $89,562, that were partially offset by interest income on marketable securities held in the Trust Account of $300,140 and other income from the change in fair value of the warrant liability of $127,200.

For the six months ended June 30, 2022, we had a net loss of $1,006,009, which consisted of operating expenses of $1,586,735 and a provision for income taxes of $94,677, that were partially offset by interest income on marketable securities held in the Trust Account of $317,653 and other income from the change in fair value of the warrant liability of $357,750.

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

Transaction costs for the Offering amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo Securities, LLC (“Wells Fargo”) and William Blair & Company, L.L.C. (“William Blair”) (collectively, the “Underwriters”), and $843,740 of offering costs, of which $25,000 remains in accounts payable as of June 30, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, without any consideration from the Company, waived all of their portion of the deferred underwriting fees totaling $6,440,000 and disclaimed any responsibility for the proposed business combination with QT Imaging, but would be entitled to such compensation in connection with an alternative business combination, should the proposed business combination with QT Imaging be terminated, and remains entitled to customary indemnification and contribution obligations of the Company in connection with the proposed business combination with QT Imaging. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023, and February 27, 2023 to add additional principal amounts for each extension of $160,000 per month and again on March 28, 2023, April 27, 2023, May 25, 2023, and June 26, 2023 to add an additional principal amount for each extension of $100,000, for a collective principal amount outstanding as of June 30, 2023 under the Extension Note of $1,360,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial business combination or the date the Company winds up and may be prepaid without penalty.

On September 26, 2022, the Company also issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated eight more times on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for the respective months, February 27, 2023 to add an additional principal amount of $350,000, March 28, 2023 to add an additional principal amount of $130,000, April 27, 2023 to add an additional principal amount of $65,000, and June 26, 2023 to add an additional principal amount of $130,000, for an aggregate principal amount outstanding as of June 30, 2023 under the Working Capital Note of $1,000,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants.

As of June 30, 2023, we held marketable securities in the amount of $32,365,352 in the Trust Account. In addition, there was interest receivable to the Trust Account of $131,605. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2023, tax relating to interest earned on the Trust Account totaled $209,594.

For the six months ended June 30, 2023, cash used in operating activities was $1,090,540, consisting of a net loss of $2,889,235 and interest earned on marketable securities held in the Trust Account of $811,539, a net decrease in the fair value of the warrant liability and related party note of $12,454 and other current liabilities of $542, that were partially offset by the increases in the amortization of debt discount on note payable to related party of $99,180, payable to related parties of $366,085, accounts payable of $258,829, accrued legal fees of $1,173,138, accrued liabilities of $600,236, and the decreases in prepaid expenses and other current assets of $125,762.

For the six months ended June 30, 2022, cash used in operating activities was $366,391, consisting of a net loss of $1,006,009, interest earned on marketable securities held in the Trust Account of $317,653, decreases in the fair value of the warrant liability of $357,750 and accrued liabilities of $149,773, that were partially offset by the increases in the payable to related parties of $358,786, accounts payable of $165,179, accrued legal fees of $473,789, other current liabilities of $91,777, and the decreases in other long-term assets of $165,230, and prepaid expenses and other current assets of $210,033.

For the six months ended June 30, 2023, cash provided by investing activities was $10,009,449, consisting of cash withdrawn from the Trust Account of $10,729,449 that was partially offset by an investment of cash in Trust Account of $720,000.

There were no cash flows from investing activities for the six months ended June 30, 2022.

For the three months ended June 30, 2023, cash used in financing activities was $8,989,625, consisting of cash paid for the redemption of public units of $10,449,625, that were partially offset by cash proceeds from a related party borrowing of $720,000 on the Extension Note and $740,000 on the Working Capital Note.

For the six months ended June 30, 2022, there were no financing activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us). We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $160,800. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2023 and December 31, 2022, we had cash of $7,480 and $78,196, respectively, held outside the Trust Account. From September 2022 to June 2023, we obtained working capital loans from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering, assuming that a business combination will be consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$263,562	$210,578	$601,945	$222,976

Net income attributable to common stock subject to possible redemption	$263,562	$210,578	$601,945	$222,976

Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,019,001	23,000,000	3,491,787	23,000,000

Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.01	$0.17	$0.01

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,416,347)	$(636,074)	$(2,889,235)	$(1,006,009)
Less: net income attributable to common stock subject to redemption	(263,562)	(210,578)	(601,945)	(222,976)

Net loss attributable to non-redeemable common stock	$(1,679,909)	$(846,652)	$(3,491,180)	$(1,228,985)

Denominator: Weighted average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000	6,540,000	6,540,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.26)	$(0.13)	$(0.53)	$(0.19)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Convertible Promissory Note—Related Party

The Company accounts for its Working Capital Note under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments. The

Company has made such election for its Working Capital Note. Using the fair value option, the Working Capital Note is required to be recorded at its initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the Working Capital Note and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations and comprehensive loss (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Working Capital Note are recognized as non-cash gains or losses in the condensed statements of operations and comprehensive loss.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

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

After deducting the underwriting discounts and commissions and offering expenses paid, the total net proceeds in the amount of $225,400,000 from the sale of the Public Units, net proceeds in the amount of $6,900,000 from the sale of the Private Placement Units to the Founder, for a total of $232,300,000, were placed in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo and William Blair, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of June 30, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465.

On March 28, 2023, stockholders elected to redeem 995,049 shares of the Company’s common stock. Following such redemptions, $10,449,625 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 68.4% of our issued and outstanding common stock.

For the six months ended June 30, 2023, the Company also incurred $286,070 in taxes, consisting of $76,476 of franchise taxes to the State of Delaware and $209,594 of income taxes for interest earned in the Trust Account.

As of June 30, 2023, we had cash of $7,480 held outside the Trust Account for working capital purposes. There has been no material change in the planned use of the proceeds from the Offering and the Private Placement as is described in the final prospectus included in the Offering Registration Statement.

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

GigCapital5, Inc.

Date: August 14, 2023	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)