Form 10-Q
period 2023-09-30
GigCapital5, Inc.
filed 2023-11-14
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
-

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 10, 2023, the registrant had 8,659,978 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL5, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited).
GIGCAPITAL5, INC.
Condensed Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$121,854	$78,196
Prepaid expenses and other current assets	8,040	172,508

Total current assets	129,894	250,704
Cash and marketable securities held in Trust Account	22,870,730	41,561,656
Interest receivable on cash and marketable securities held in Trust Account	138,045	133,211

TOTAL ASSETS	$23,138,669	$41,945,571

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$622,320	$195,064
Accrued legal fees	3,500,000	2,157,037
Accrued liabilities	687,500	103,344
Payable to related parties	1,436,940	781,561
Notes payable to related party	1,497,263	603,880
Notes payable to related party at fair value	1,078,977	257,492
Other current liabilities	108,478	88,021

Total current liabilities	8,931,478	4,186,399
Warrant liability	23,850	31,800
Deferred underwriting fee payable	2,760,000	9,200,000

Total liabilities	11,715,328	13,418,199

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 2,114,978 shares, at a redemption value of $10.83 per share, and 4,014,050 shares, at a redemption value of $10.37 per share, as of September 30, 2023 and December 31, 2022, respectively	22,900,297	41,606,846

Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	655	655
Additional paid-in capital	5,055,293	—
Accumulated deficit	(16,532,904)	(13,080,129)

Total stockholders’ deficit	(11,476,956)	(13,079,474)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$23,138,669	$41,945,571

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
General and administrative expenses	779,208	1,101,647	4,183,662	2,688,382

Loss from operations	(779,208)	(1,101,647)	(4,183,662)	(2,688,382)
Other income (expense)
Other income (expense)	(20,989)	31,800	(8,535)	389,550
Interest expense	(60,571)	(5,184)	(159,751)	(5,184)
Interest income on cash and marketable securities held in Trust Account	421,980	968,165	1,233,519	1,285,818

Loss before provision for income taxes	(438,788)	(106,866)	(3,118,429)	(1,018,198)
Provision for income taxes	124,752	288,900	334,346	383,577

Net loss and comprehensive loss	$(563,540)	$(395,766)	$(3,452,775)	$(1,401,775)

Net income attributable to common stock subject to possible redemption	$297,228	$679,265	$899,173	$902,241

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,999,348	21,968,155	3,325,837	22,652,272

Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$0.03	$0.27	$0.04

Net loss attributable to common stockholders	$(860,768)	$(1,075,031)	$(4,351,948)	$(2,304,016)

Weighted average common shares outstanding, basic and diluted	6,540,000	6,540,000	6,540,000	6,540,000

Net loss per share common share, basic and diluted	$(0.13)	$(0.16)	$(0.67)	$(0.35)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.
Condensed Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional
Three Months Ended September 30, 2023	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2023	6,545,000	$655	$5,311,855	$(15,969,364)	$(10,656,854)
Debt discount on note payable to related party	—	—	62,257		62,257
Shares subject to redemption	—	—	(318,819)	—	(318,819)
Net loss	—	—	—	(563,540)	(563,540)

Balance as of September 30, 2023	6,545,000	$655	$5,055,293	$(16,532,904)	$(11,476,956)

	Common Stock		Additional
Three Months Ended September 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2022	6,545,000	$655	$—	$(10,147,878)	$(10,147,223)
Shares subject to redemption	—	—	(481,428)	—	(481,428)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	481,428	(481,428)	—
Net loss	—	—	—	(395,766)	(395,766)

Balance as of September 30, 2022	6,545,000	$655	$—	$(11,025,072)	$(11,024,417)

	Common Stock		Additional
Nine Months Ended September 30, 2023	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2022	6,545,000	$655	$—	$(13,080,129)	$(13,079,474)
Debt discount on note payable to related party	—	—	186,369		186,369
Shares subject to redemption	—	—	(1,571,076)	—	(1,571,076)
Adjustment to deferred underwriting fees	—	—	6,440,000	—	6,440,000
Net loss	—	—	—	(3,452,775)	(3,452,775)

Balance as of September 30, 2023	6,545,000	$655	$5,055,293	$(16,532,904)	$(11,476,956)

	Common Stock		Additional
Nine Months Ended September 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)
Shares subject to redemption	—	—	(704,404)	—	(704,404)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	704,404	(704,404)	—
Net loss	—	—	—	(1,401,775)	(1,401,775)

Balance as of September 30, 2022	6,545,000	$655	$—	$(11,025,072)	$(11,024,417)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL5, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(3,452,775)	$(1,401,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability and related party note	8,535	(389,550)
Interest earned on cash and marketable securities held in Trust Account	(1,233,519)	(1,285,818)
Amortization on debt discount on note payable to related party	159,752	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	164,468	380,920
Other long-term assets	—	165,230
Payable to related parties	655,379	538,986
Accounts payable	427,256	202,581
Accrued legal fees	1,342,963	900,415
Accrued liabilities	584,156	(150,755)
Other current liabilities	20,457	380,677

Net cash used in operating activities	(1,323,328)	(659,089)

INVESTING ACTIVITIES
Investment of cash in Trust Account	(920,000)	(160,000)
Cash withdrawn from Trust Account	20,839,611	192,881,509

Net cash provided by investing activities	19,919,611	192,721,509

FINANCING ACTIVITIES
Borrowings from related parties	920,000	160,000
Borrowings from related parties at fair value	805,000	65,000
Redemption of Public Units	(20,277,625)	(192,138,312)
Payment of offering costs	—	(85,000)

Net cash used in financing activities	(18,552,625)	(191,998,312)

Net increase in cash during period	43,658	64,108
Cash, beginning of period	78,196	421,549

Cash, end of period	$121,854	$485,657

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$1,571,076	$704,404

Waiver of deferred underwriting fees	$6,440,000	$—

Debt discount on note payable to related party	$186,369	$—

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Offering”), as described in Note 4, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees and $843,740 of Offering costs, of which $25,000 remains in accounts payable as of September 30, 2023, partially offset by the reimbursement of $1,450,000 of Offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, without any consideration from the Company, waived all of their portion of the deferred underwriting fees totaling $6,440,000 and disclaimed any responsibility for the proposed business combination (see Note 2), but would be entitled to such compensation in connection with an alternative Business Combination, should the proposed business combination (see Note 2) be terminated, and remains entitled to customary indemnification and contribution obligations of the Company in connection with the proposed business combination (see Note 2). The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.
Extensions
The Company’s Offering prospectus and initial Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete its initial Business Combination (the “Combination Period”). On September 23, 2022, the Company held a special meeting of its stockholders and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month extensions (the “First Extension”). The Company’s stockholders elected to redeem 18,985,950 Public Shares. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.

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
On March 28, 2023, the Company held the March 2023 special meeting of stockholders. At the March special meeting, the stockholders approved two proposals: (A) to amend the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend the date by which it has to consummate a Business Combination up to six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 provided that the Sponsor (or its designees) must deposit into the Trust Account for each one-month
extension funds equal to $100,000 (the “Second Extension”); (B) to amend the Company’s investment management trust agreement, dated as of September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from March 28, 2023 to September 28, 2023 by depositing into the Trust Account for each one-month
extension, the sum of $100,000.
The Extension Note was further amended on March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023 to increase the principal amount to $1,560,000. Also, in conjunction with the special meeting, the stockholders elected to redeem 995,049 Public Shares. Following such redemptions, $10,449,625 was withdrawn from the Trust Account.
On September 28, 2023, the Company held the September 2023 special meeting of its stockholders. At the September special meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from September 28, 2023 (the date which is 24 months from the closing date of the Offering) up to December 31, 2023 without any additional payment to the Trust Account. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of September 28, 2023. Also, in conjunction with the September special meeting, the stockholders elected to redeem 904,023 Public Shares. Following such redemptions, $9,828,000 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 75.6% of our issued and outstanding common stock.
Working Capital Loans
On September 26, 2022, the Company issued a convertible,
non-interest
bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated eight times on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for each respective month, February 27, 2023 to add an additional principal amount of $350,000, March 28, 2023 to add an additional principal amount of $130,000, April 27, 2023 to add an additional principal amount of $65,000, June 26, 2023 to add an additional principal amount of $130,000, and July 25, 2023 to add an additional principal amount of $65,000, for an aggregate principal amount outstanding as of September 30, 2023 under the Working Capital Note of $1,065,000. The Working Capital Note was issued to provide the Company with additional working capital during the First Extension and Second Extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.

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
The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of a Business Combination; (2) the redemption of 100% of
the outstanding Public Shares if the Company has not completed an initial Business Combination on or prior to December 31, 2023; or (3) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business
combination activity and related stockholders’ rights.
Business Combination
The Company has until December 31, 2023 to complete its initial Business Combination, provided that the extension payment for each one-month
extension from September 28, 2022 through March 28, 2023 equal to $160,000 and the extension payment for each
one-month
extension from March 28, 2023 through September 28, 2023 equal to $100,000 is deposited into the Trust Account on or prior to the date of the same applicable deadline. If the Company does not complete a Business Combination on or before December 31, 2023, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.
In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.
Going Concern Consideration
As of September 30, 2023, the Company had $121,854 in cash and a working capital deficit of $8,801,584. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of common stock. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination plans.
In connection with the Company’s assessment of going concern considerations, management has determined that the liquidity condition and the potential mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the liquidation date up to December 31, 2023, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2023.
If the proceeds not held in the Trust Account become insufficient to allow the Company to operate up to December 31, 2023 if all one-month
extensions are exercised prior to the consummation of a Business Combination, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for the remaining available extension period. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for consummating the Business Combination.

2. BUSINESS COMBINATION AND RELATED AGREEMENT
On December 8, 2022, the Company and QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into a Business Combination Agreement (as amended by the First Amendment dated May 3, 2023 and the Second Amendment dated September 21, 2023, collectively, the “Business Combination Agreement”) with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), pursuant to which, and subject to the approval of the stockholders of the Company, Merger Sub will merge with and into QT Imaging, with QT Imaging surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Following the closing of the Merger (the “Closing”), the Company, which will be renamed “QT Imaging Holdings, Inc.,” will be referred to as the “Combined Company.”
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
for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The condensed balance sheet as of December 31, 2022, has been derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future interim period.

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
Net Income (Loss) Per Share of Common Stock
The Company’s condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of tax, by the weighted average number of common stock subject to possible redemption outstanding.
Net loss per share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted average number of non-redeemable
common stock outstanding for the period, basic and diluted.
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
Reconciliation of Net Income (Loss) Per Common Share
In accordance with the
two-class
method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$297,228	$679,265	$899,173	$902,241

Net income attributable to common stock subject to possible redemption	$297,228	$679,265	$899,173	$902,241

Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,999,348	21,968,155	3,325,837	22,652,272

Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$0.03	$0.27	$0.04

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(563,540)	$(395,766)	$(3,452,775)	$(1,401,775)
Less: net income attributable to common stock subject to redemption	(297,228)	(679,265)	(899,173)	(902,241)

Net loss attributable to non-redeemable common stock	$(860,768)	$(1,075,031)	$(4,351,948)	$(2,304,016)

Denominator: Weighted average non-redeemable common shares
Weighted average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000	6,540,000	6,540,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$(0.16)	$(0.67)	$(0.35)

Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. There were no cash equivalents as of September 30, 2023 and December 31, 2022.
Cash and Marketable Securities Held in Trust Account
As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.
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
Common Stock Subject to Possible Redemption
Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2023 and December 31, 2022, 2,114,978 and 4,014,050 shares of common stock were issued and outstanding that are subject to possible redemption, respectively.

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
The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to
December 31, 2023,
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
Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to
December 31, 2023
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
Working Capital Loans
On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for each respective month, February 27, 2023 to add an additional principal amount of $350,000, March 28, 2023 to add an additional principal amount of $130,000, April 27, 2023 to add an additional principal amount of $65,000, June 26, 2023 to add an additional principal amount of $130,000, and July 25, 2023 to add an additional principal amount of $65,000, for an aggregate principal amount outstanding as of September 30, 2023 under the Working Capital Note of $1,065,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension period. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of a Business Combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-Business Combination entity at a conversion price of $10.00 per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further above. An aggregate of 106,500 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $
0.0001
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
so the instrument qualifies for the fair value option. The Company has elected to value the Working Capital Note under the fair value option at $1,078,977 as of September 30, 2023. The change in the fair value of the Working Capital Note was an increase of $13,039 and $16,485 for the three months and nine months ended September 30, 2023, respectively, and was recorded in other income (expense), net on the condensed statements of operations and comprehensive loss.
Extension Notes
On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023, February 27, 2023, March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023 to add additional monthly funding installments at $160,000 per month until February 27, 2023, and on March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023 to add additional monthly funding installments at $100,000 per month, for a collective principal amount outstanding as of September 30, 2023 under the Extension Note of $1,560,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Company imputed interest on the Extension Note using the equivalent average market discount rate for an unsecured loan (26.6% for the period from September 26, 2022 to December 31, 2022, 23.4% for the period from January 1, 2023 to March 31, 2023, 10.2% for the period from April 1, 2023 to June 30, 2023, and 9.2% for the period from July 1, 2023 to September 30, 2023), resulting in an aggregate debt discount of $240,403 recorded as a reduction to the carrying principal amount of the Extension Note with a corresponding increase to additional paid-in
capital. As of September 30, 2023, the outstanding principal on the Extension Note, net of the debt discount, was $1,497,263 and the remaining unamortized debt discount was $62,737. For the three and nine months ended September 30, 2023, interest expense related to the Extension Note was $60,572 and $159,752, respectively.
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
7. STOCKHOLDERS’ DEFICIT
Common Stock
The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2023 and December 31, 2022, there were 6,545,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 2,114,978 and 4,014,050 shares of common stock subject to possible redemption issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, common stock reserved for future issuance was 23,901,500, which included warrants to purchase 23,795,000 shares of common stock and 106,500 potential shares of common stock to be issued if the Working Capital Note is converted in full.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.
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
Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption. However, if the Company does not complete its initial Business Combination on or prior to
December 31, 2023,
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
As of September 30, 2023 and December 31, 2022, there were 23,795,000 warrants outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2023	December 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$22,870,730	$41,561,656

Liabilities:
Warrant liability	2	$23,850	$31,800

Note payable to related party at fair value	3	$1,078,977	$257,492

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the period presented.
Additionally, there was $138,045 and $133,211 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in Trust Account as of September 30, 2023 and December 31, 2022, respectively.
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
The Working Capital Note was valued using a combination of Black-Scholes option pricing model and present value methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Working Capital Note was based on the following ranges of significant inputs at issuance for advances under the Working Capital Note during the nine months ended September 30, 2023 and as of September 30, 2023 for all advances made under the Working Capital Note:

Assumptions	At Issuance	As of September 30, 2023
Expected Term	0.7 - 0.8	0.7
Volatility	65.0%	65.0%
Risk free rate	4.5% - 5.4%	5.5%
Discount rate	9.7 - 25.8%	9.2%
Probability of conversion	25.0 - 55.0%	25.0%

The following table presents information about the fair value of the Company’s Working Capital Note for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value - beginning of period	$1,000,938	$—	$257,492	$—
Additions	65,000	65,000	805,000	65,000
Change in fair value	13,039	—	16,485	—

Fair value - end of period	$1,078,977	$65,000	$1,078,977	$65,000

9. SUBSEQUENT EVENTS
On October 27, 2023, the Company further amended and restated the Working Capital Note (the “Tenth Restated Working Capital Note”) to reflect an additional principal amount of $381,360 extended by the Sponsor to the Company for a collective principal amount under the Tenth Restated Working Capital Note of $1,446,360. The Tenth Restated Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Company issued the Tenth Restated Working Capital Note in consideration for an additional loan from the Sponsor to fund the Company’s working capital requirements. The Tenth Restated Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial Business Combination. Upon such election, the convertible note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering. The Tenth Restated Working Capital Note bears no interest and is repayable in full upon the consummation of a business combination by the Company, except that the Tenth Restated Working Capital Note may be converted, at the sole election of our Sponsor, into units of the Company at the consummation of the Company’s initial Business Combination.
On November 10, 2023, the Company, Merger Sub and QT Imaging entered into a Third Amendment to the Business Combination Agreement, which, among other things, amended certain definitions of the Business Combination Agreement (“Third Amendment”).
In furtherance of the Business Combination, on November 10, 2023, the Company and QT Imaging entered into a series of agreements, pursuant to which (i) QT Imaging raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 (“Bridge Loan”) from certain investors led by Meteora Capital Partners, LP and collateralized by all assets of QT Imaging in which, if the notes are converted into shares of QT Imaging, those shares will convert in the aggregate into 500,000 shares of the Combined Company upon the completion of the Business Combination in accordance with the terms of the Business Combination Agreement, (ii) the Company entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain of its stockholders that participated in the Bridge Loan (“Non-Redeeming Stockholders”) which are eligible to redeem their respective Public Shares at the upcoming annual meeting of stockholders of the Company called for the approval of the Business Combination, pursuant to which each stockholder has agreed not to redeem up to 400,000 Public Shares of the Combined Company at such meeting, and in the event of such non-redemption, will receive from the Company a payment equal on a per share basis to the redemption price less $2.50, (iii) QT Imaging and the Company entered into subscription agreements (each, a “Subscription Agreement”) with the Non-Redeeming Stockholders for the purchase of shares of stock of QT Imaging in the aggregate amount of $3,000,000 in exchange for that number of shares of QT Imaging which at the completion of the Business Combination will be converted into in the aggregate 1,200,000 shares of common stock of the Combined Company in accordance with the terms of the Business Combination Agreement, but which Subscription Agreements also provide that the number of shares subscribed for QT Imaging can be reduced to the extent that the Non-Redeeming Stockholder has not redeemed a Public Share pursuant to the terms of the Non-Redemption Agreements. Meteora Capital Partners, LP, has an economic interest in the sponsor of the Company, GigAcquisitions5, LLC. As consideration for its services, Meteora Capital Partners, LP will also receive that number of shares of common stock of QT Imaging, which at the completion of the Business Combination will be exchanged for 50,000 additional structuring shares of the Combined Company. In addition, the Company and QT Imaging have entered into a Third Amendment to the Business Combination Agreement that amends certain definitions of the Business Combination Agreement and provided that the aggregate number of shares to be provided by the Company as merger consideration to securities holders of QT Imaging will be reduced by the same amount that the Subscription Agreements with the Non-Redeeming Stockholders provided that the stock subscription is to be reduced to the extent that the Non-Redeeming Stockholder has not redeemed Public Shares pursuant to the terms of the Non-Redemption Agreements.

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

The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the initial business combination (the “Combination Period”). On September 23, 2022, the Company held a special meeting (the “September 2022 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from September 28, 2022 up to March 28, 2023 in one-month extensions. On March 28, 2023, the Company held a special meeting (the “March 2023 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from March 28, 2023 up to September 28, 2023 in one-month extensions. On September 28, 2023, the Company held a special meeting (the “September 2023 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from September 28, 2023 up to December 31, 2023.

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated September 23, 2021, with Continental Stock Transfer & Trust Company, as trustee. At the September 2022 Special Meeting, the Company’s stockholders approved an amendment to reflect the extension period from September 28, 2022 up to March 28, 2023 by depositing $160,000 into the Trust Account for each one-month extension. In addition, at the March 2023 Special Meeting, the Company’s stockholders approved an additional amendment to the IMTA (the “March 2023 Trust Amendment”) to reflect the extension period from March 28, 2023 up to September 28, 2023 by depositing $100,000 into the Trust Account for each one-month extension. Furthermore, at the September 2023 Special Meeting, the Company’s stockholders approved an additional amendment to the IMTA (the “September 2023 Trust Amendment”) to reflect the extension period from September 28, 2023 up to December 31, 2023 without any additional payment to the Trust Account.

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

The Company further amended and restated the Extension Note to reflect additional principal amounts of $160,000 each on January 25, 2023 and February 27, 2023, under the fourth restated extension note and fifth restated extension note, respectively. In conjunction with each extension, the Sponsor deposited the additional principal amount of $160,000 into the Company’s trust account. Furthermore, in conjunction with the March 2023 Trust Amendment, on March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023, the Company further amended and restated the Extension Note to reflect an additional monthly principal amount of $100,000 which was deposited into the Trust Account by the Sponsor to extend the time the Company has to complete an initial business combination to September 28, 2023. As of September 30, 2023, the Extension Note has a collective principal amount of $1,560,000.

On March 24, 2023, in conjunction with the approval of the extension of the date by which the Company must consummate an initial business combination from March 28, 2023 to September 28, 2023, the Company’s stockholders elected to redeem 995,049 shares of the Company’s common stock, which represented approximately 4.3% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $10,449,625 was withdrawn from the Trust Account on March 31, 2023.

On September 29, 2023, in conjunction with the approval of the extension of the date by which the Company must consummate an initial business combination from September 28, 2023 to December 31, 2023, the stockholders elected to redeem 904,023 shares of the Company’s common stock, which represented approximately 3.9% of the shares that were part of the Public Units sold in the Offering. As a result of this redemption, our Founder and management team beneficially own approximately 75.6% of our issued and outstanding common stock. Following such redemptions, $9,828,000 was withdrawn from the Trust Account, and approximately $22.9 million remained in the Trust Account as of September 30, 2023.

On November 10, 2023, the Company, Merger Sub and QT Imaging entered into a Third Amendment to the Business Combination Agreement, which, among other things, amended certain definitions of the Business Combination Agreement (“Third Amendment”). The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed herewith as Exhibit 2.1 and is incorporated herein by reference.

In furtherance of the Business Combination, on November 10, 2023, the Company and QT Imaging entered into a series of agreements, pursuant to which (i) QT Imaging raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 (“Bridge Loan”) from certain investors led by Meteora Capital Partners, LP and collateralized by all assets of QT Imaging in which, if the notes are converted into shares of QT Imaging, those shares will convert in the aggregate into 500,000 shares of the Combined Company upon the completion of the Business Combination in accordance with the terms of the Business Combination Agreement, (ii) the Company entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain of its stockholders that participated in the Bridge Loan (“Non-Redeeming Stockholders”) which are eligible to redeem their respective Public Shares at the upcoming annual meeting of stockholders of the Company called for the approval of the Business Combination, pursuant to which each stockholder has agreed not to redeem up to 400,000 Public Shares of the Combined Company at such meeting, and in the event of such non-redemption, will receive from the Company a payment equal on a per share basis to the redemption price less $2.50, (iii) QT Imaging and the Company entered into subscription agreements (each, a “Subscription Agreement”) with the Non-Redeeming Stockholders for the purchase of shares of stock of QT Imaging in the aggregate amount of $3,000,000 in exchange for that number of shares of QT Imaging which at the completion of the Business Combination will be converted into in the aggregate 1,200,000 shares of common stock of the Combined Company in accordance with the terms of the Business Combination Agreement, but which Subscription Agreements also provide that the number of shares subscribed for QT Imaging can be reduced to the extent that the Non-Redeeming Stockholder has not redeemed a Public Share pursuant to the terms of the Non-Redemption Agreements. Meteora Capital Partners, LP, has an economic interest in the sponsor of the Company, GigAcquisitions5, LLC. As consideration for its services, Meteora Capital Partners, LP will also receive that number of shares of common stock of QT Imaging, which at the completion of the Business Combination will be exchanged for 50,000 additional structuring shares of the Combined Company. In addition, the Company and QT Imaging have entered into a Third Amendment to the Business Combination Agreement that amends certain definitions of the Business Combination Agreement and provided that the aggregate number of shares to be provided by the Company as merger consideration to securities holders of QT Imaging will be reduced by the same amount that the Subscription Agreements with the Non-Redeeming Stockholders provided that the stock subscription is to be reduced to the extent that the Non-Redeeming Stockholder has not redeemed Public Shares pursuant to the terms of the Non-Redemption Agreements. The foregoing description of the Non-Redemption Agreements and Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Non-Redemption Agreement and the form of the Subscription Agreement, copies of which are filed herewith as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from January 19, 2021 (date of inception) through September 30, 2023, our only activities have been organizational activities, those necessary to prepare for the Offering and to search for a target business for the initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $563,540, which consisted of operating expenses of $779,208, a provision for income taxes of $124,752, interest expense of $60,571 and other expense from the change in fair value of the warrant liability and the fair value of the Working Capital Note of $20,989, that were partially offset by interest income on marketable securities held in the Trust Account of $421,980.

For the nine months ended September 30, 2023, we had a net loss of $3,452,775, which consisted of operating expenses of $4,183,662, a provision for income taxes of $334,346, interest expense of $159,751, and other expense from the change in fair value of the warrant liability and the fair value of the Working Capital Note of $8,535, that were partially offset by interest income on marketable securities held in the Trust Account of $1,233,519.

For the three months ended September 30, 2022, we had a net loss of $395,766, which consisted of operating expenses of $1,101,647, a provision for income taxes of $288,900, and interest expense of $5,184, that were partially offset by interest income on marketable securities held in the Trust Account of $968,165 and other income from the change in fair value of the warrant liability of $31,800.

For the nine months ended September 30, 2022, we had a net loss of $1,401,775, which consisted of operating expenses of $2,688,382, a provision for income taxes of $383,577, and interest expense of $5,184, that were partially offset by interest income on marketable securities held in the Trust Account of $1,285,818 and other income from the change in fair value of the warrant liability of $389,550.

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

Transaction costs for the Offering amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo Securities, LLC (“Wells Fargo”) and William Blair & Company, L.L.C. (“William Blair”) (collectively, the “Underwriters”), and $843,740 of offering costs, of which $25,000 remains in accounts payable as of September 30, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, without any consideration from the Company, waived all of their portion of the deferred underwriting fees totaling $6,440,000 and disclaimed any responsibility for the proposed business combination with QT Imaging, but would be entitled to such compensation in connection with an alternative business combination, should the proposed business combination with QT Imaging be terminated, and remains entitled to customary indemnification and contribution obligations of the Company in connection with the proposed business combination with QT Imaging. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023, and February 27, 2023 to add additional principal amounts for each extension of $160,000 per month and again on March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023 to add an additional principal amount for each extension of $100,000, for a collective principal amount outstanding as of September 30, 2023 under the Extension Note of $1,560,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial business combination or the date the Company winds up and may be prepaid without penalty.

On September 26, 2022, the Company also issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated eight more times on October 26, 2022, November 28, 2022, December 27, 2022, and January 25, 2023 to add additional principal amounts of $65,000 per month for the respective months, February 27, 2023 to add an additional principal amount of $350,000, March 28, 2023 to add an additional principal amount of $130,000, April 27, 2023 to add an additional principal amount of $65,000, June 26, 2023 to add an additional principal amount of $130,000, and July 26, 2023 to add an additional principal amount of $65,000, for an aggregate principal amount outstanding as of September 30, 2023 under the Working Capital Note of $1,065,000. The Working Capital Note was issued to provide the Company with additional working capital during the extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants.

As of September 30, 2023, we held marketable securities in the amount of $22,870,730 in the Trust Account. In addition, there was interest receivable to the Trust Account of $138,045. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2023, tax relating to interest earned on the Trust Account totaled $334,346.

For the nine months ended September 30, 2023, cash used in operating activities was $1,323,328, consisting of a net loss of $3,452,775 and interest earned on marketable securities held in the Trust Account of $1,233,519, that were partially offset by the increase in the amortization of debt discount on note payable to related party of $159,752, change in fair value of the warrant liability and related party note of $8,535, increases to payable to related parties of $655,379, accounts payable of $427,256, accrued legal fees of $1,342,963, accrued liabilities of $584,156, other current liabilities of $20,457, and a decrease in prepaid expenses and other current assets of $164,468.

For the nine months ended September 30, 2022, cash used in operating activities was $659,089, consisting of a net loss of $1,401,775, interest earned on marketable securities held in the Trust Account of $1,285,818, decrease in the fair value of the warrant liability of $389,550 and a decrease in accrued liabilities of $150,755, that were partially offset by increases in the payable to related parties of $538,986, accounts payable of $202,581, accrued legal fees of $900,415, other current liabilities of $380,677, and decreases in other long-term assets of $165,230, and prepaid expenses and other current assets of $380,920.

For the nine months ended September 30, 2023, cash provided by investing activities was $19,919,611, consisting of cash withdrawn from the Trust Account of $20,839,611 that was partially offset by an investment of cash in Trust Account of $920,000.

For the nine months ended September 30, 2022, cash provided by investing activities was $192,721,509 consisting of cash withdrawn from the Trust Account of $192,881,509 that was partially offset by an investment of cash in Trust Account of $160,000.

For the nine months ended September 30, 2023, cash used in financing activities was $18,552,625, consisting of cash paid for the redemption of public units of $20,277,625, that were partially offset by cash proceeds from related party borrowings of $920,000 on the Extension Note and $805,000 on the Working Capital Note.

For the nine months ended September 30, 2022, cash used in financing activities was $191,998,312, consisting of cash paid for the redemption of public units of $192,138,312 and offering costs of $85,000, that were partially offset by cash proceeds from related party borrowings of $160,000 on the Extension Note and $65,000 on the Working Capital Note.

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

As of September 30, 2023 and December 31, 2022, we had cash of $121,854 and $78,196, respectively, held outside the Trust Account. From September 2022 to September 2023, we obtained working capital loans from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least until December 31, 2023, assuming that a business combination will be consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

If the Company is unable to consummate its initial business combination by December 31, 2023, the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Net Income (Loss) Per Common Share

Our condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of tax, by the weighted average number of common stock subject to possible redemption outstanding.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted average number of non-redeemable common stock outstanding for the period, basic and diluted.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$297,228	$679,265	$899,173	$902,241

Net income attributable to common stock subject to possible redemption	$297,228	$679,265	$899,173	$902,241

Denominator: Weighted average common shares subject to redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,999,348	21,968,155	3,325,837	22,652,272

Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$0.03	$0.27	$0.04

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(563,540)	$(395,766)	$(3,452,775)	$(1,401,775)
Less: net income attributable to common stock subject to redemption	(297,228)	(679,265)	(899,173)	(902,241)

Net loss attributable to non-redeemable common stock	$(860,768)	$(1,075,031)	$(4,351,948)	$(2,304,016)

Denominator: Weighted average non-redeemable common shares
Weighted average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000	6,540,000	6,540,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$(0.16)	$(0.67)	$(0.35)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2023 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo and William Blair, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of September 30, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid promissory notes issued to our Sponsor and an affiliate, which bore a total combined outstanding principal amount of $133,465.

On March 28, 2023, stockholders elected to redeem 995,049 shares of the Company’s common stock. Following such redemptions, $10,449,625 was withdrawn from the Trust Account.

On September 28, 2023, stockholders elected to redeem 904,023 shares of the Company’s common stock. Following such redemptions, $9,828,000 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 75.6% of our issued and outstanding common stock.

For the nine months ended September 30, 2023, the Company also incurred $451,022 in taxes, consisting of $116,676 of franchise taxes to the State of Delaware and $334,346 of income taxes for interest earned in the Trust Account.

As of September 30, 2023, we had cash of $121,854 held outside the Trust Account for working capital purposes. There has been no material change in the planned use of the proceeds from the Offering and the Private Placement as is described in the final prospectus included in the Offering Registration Statement.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1*	Third Amendment to Business Combination Agreement, dated as of November 10, 2023, by and among GigCapital5, Inc., QTI Merger Sub, Inc. and QT Imaging, Inc.

10.1*	Form of Non-Redemption Agreement

10.2*	Form of Subscription Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GigCapital5, Inc.

Date: November 14, 2023	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Brad Weightman
Brad Weightman
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)