Form 10-K
period 2023-12-31
QT IMAGING HOLDINGS, INC.
filed 2024-03-25
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
Number 001-40839

QT Imaging Holdings, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Hamilton Landing, Suite 160 Novato, CA	94949
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
276-7040
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	QTI	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐
NO
 ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐
NO
 ☒
Indicate by check mark wh
ether th
e Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
common equity held by
non-affiliates
of the Registrant, based on the closing price of the common stock of the Company on the Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2023, was $101,856,611.
The number of shares of Registrant’s Common Stock outstanding as of
March
21
,
2024 was 21,437,216.

i

CERTAIN TERMS
References in this Annual Report on Form
10-K
(the “Annual Report”) to “we,” “us,” “our,” “GigCapital5” or the “Company” refer to GigCapital5, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigAcquisitions5, LLC. References to the “Insiders” refer to Mr. Weightman, our former Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company. References to “Initial Stockholders” refer to the Founder together with the Insiders. References to “Founder Shares” refer to the initial shares of common stock purchased by the Founder. References to “Insider Shares” refer to shares of common stock granted to the Insiders. References to “Private Placement Units” refer to the units sold to the Founder in a private placement closed concurrently with the initial public offering of the Company. References to “Working Capital Note” refer to the convertible, non-interest
bearing, unsecured promissory note the Company issued to the Sponsor. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than state me
nts of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political
risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I
Item 1. Business.
Introduction
We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On December 8, 2022, the Company entered into a business combination agreement with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), a medical device company engaged in the research, development and commercialization of innovative body imaging systems using low energy sound, for the Company’s initial business combination. Upon consummation of the business combination with QT Imaging, on March 4, 2024, we changed our legal name to QT Imaging Holdings, Inc.
QT Imaging Holdings, Inc. is a medical device company engaged in the research, development, and commercialization of innovative body imaging systems using low energy sound. We believe that medical imaging is critical to the detection, diagnosis, monitoring and treatment of diseases, and we believe that it should be made safe, affordable and accessible. Our goal is to improve global health outcomes by leveraging imaging device technologies to tackle critical healthcare challenges with accuracy and precision without exposure to ionizing radiation.
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
Our Values
Most conventional imaging technologies—X-ray computed tomography (“
CT
”), MRI and positron-emission tomography (“
PET
”)—used in tertiary care require high energy, protective shielding of the patient, trained medical staff to operate the equipment, the administration of chemical agents to the patient to increase contrast and optimize visualization and specialized trained technicians to operate the equipment and ensure patient safety. Furthermore, the imaging procedures using these technologies are cumbersome, time-consuming and expensive. In addition, these conventional imaging technologies or modalities are not amenable to direct-to-consumer (“
DTC
”) or point-of-care (“
POC
”) settings or available in LRE. QT Imaging believes that its new technology can address the issues presented by these conventional imaging technologies with its accurate, safe, less expensive and easily deployable imaging systems.
The Clinical Problem
The current medical imaging technologies—CT, MRI and PET—are commonly used in advanced health care facilities in North America, Europe, Japan and South Korea, with more limited deployment in selected tertiary care facilities in other countries—usually large urban areas. These current technologies are based on advanced engineering solutions that use high energy (X-rays, positrons or nuclear magnetic resonance signals) to see inside of the human body. These technologies require large capital investments, are limited to specialized facilities and require advanced certifications for the machines and their operators to insure safe operation. These machines are also expensive to purchase and maintain. All these factors combine to restrict their deployment to advanced clinical centers and tertiary care institutions.
A Solution to Increasing the Quality of Health Care and Lowering Costs
Advances in technology offer an opportunity to provide: (a) a means for obtaining better image quality in medical images, (b) access to DTC or direct-to-practitioner (“
DTP
”) medical imaging, (c) lower cost medical imaging, (d) reduced inconvenience and risk for patients by providing a safe alternative to high-energy imaging and (e) a lower cost solution for making a medical diagnosis. QT Imaging believes that its technology is ideal for DTC, DTP and POC use because of its high performance, safety and relatively low cost. Furthermore, we believe that providing increased patient access to safe medical imaging is one important solution to increasing access and lowering the costs of medical care.
Our Competitive Strengths
We believe that our competitive strengths include the following:

•	The world-wide market for medical imaging is large and it has a potential to expand in the areas where QT Imaging has differentiation:

•	A non-ionizing, non-injection imaging modality;

•	A lower price point than conventional high-energy imaging equipment;

•	QT Imaging technology can be deployed to LREs because of its low power, no shielding, no injection, and automation;

•	QT Imaging technology is portable and can be used in POC settings such as LREs; and

•	QT Imaging technology is deployable in outdoor settings such as sports, military, and naval settings.

•	The QT Imaging technology is well-suited for lowering health care costs by being affordable and easily accessed.

•	The QT Imaging technology is well-suited for DTC and DTP applications, that are outside traditional tertiary care hospitals.

•	QT Imaging technology is uniquely proprietary, disruptive and a one-of-a kind product that can address a variety of unmet medical needs in the medical marketplace.

•	QT Imaging products have potential strong revenue growth, with capital purchase or subscription-based recurring revenues supporting substantial long-term gross margin.
Our Strategies
We believe that our strategies include the following:

•	Create disruptive innovation—a dedication to using technology (siliconization, software, artificial intelligence, and smart physics) to improve medical imaging and thus health care quality and access.

•
Introduce the first comprehensive body-safe imaging technology into the marketplace, enabling for the first-time well-person body imaging health screening, and the first health screening medical imaging for infants.

•
Provide DTC and DTP approaches
to de-centralize medical
imaging from the large, comprehensive medical centers; enabling the ability to lower health care costs and increase access via personal medical imaging.

•
Provide a new social and economic opportunity for consumers to take control of some aspects of their own health care—such as imaging for minor injuries or medical conditions without needing a healthcare “gate-keeper.”

•	Enable more patient and practitioner control—or “democratization” of healthcare using technology.

•	Focus on patient-outcomes and customer success by using novel multi-channel go-to-market approaches.

•	Focus our intellectual capabilities and ethical framework to become unified in our mission to improve the quality and lower the cost of health care world-wide . . . “It’s about time.”
QT Imaging Products & Product Road Map
The Company currently offers two products: QT Breast Scanner and QTviewer
®
.
QT Breast Scanner is a fixed, mechanical scanner used to evaluate the breast without the use of either ionizing radiation or compression associated with mammography, or the injections required for breast MRI. With the QT Breast Scanner, the patient lies comfortably on a table which contains an opening through which the breast is placed in a warm water bath (see Image 1) and gently immobilized using a magnetic retention pad fixed to a magnetic rod. The QT Breast Scanner differs from the handheld ultrasound used in breast imaging in that it utilizes reflection and transmission data from low-frequency
sound waves, providing a significant increase in diagnostic information using the speed of sound characteristics of the breast and acquiring in true 3D a very accurate rendering of the breast tissue. The QT Breast Scanner provides sub-millimeter,
high-definition, image resolution enabling identification of normal and abnormal breast structures and the accurate depiction of the precise shape and location of findings. The technology uniquely quantifies breast density using transmission information to further personalize a patient’s management recommendations.
Surface-to-volume
ratios and volumetric doubling time growth rate characteristics can be calculated to determine significance of lesions and improve specificity of the ultrasound.
The QT Breast Scanner creates true 3D images of the patient’s breast viewable in the Quantitative Transmission Ultrasound Viewer (known as QTviewer
®
), a software product designed for healthcare professionals to view the transmission (speed of sound) and reflection images. This application can display correlated Digital Imaging and Communications in Medicine (“
DICOM
®
”) images in multiple orientations (coronal, sagittal, and axial). QTviewer can manipulate image views and analyze pixel data with various functions. The QTviewer has additional functionality which enables the us
e
r to measure mass size and volume as well as fibroglandular tissue volume.
The current version of the QT Breast Scanner
is FDA-cleared “for
use as an ultrasonic imaging system to provide reflection-mode and transmission-mode images of a patient’s breast. The device is not intended to be used as a replacement for screening mammography.”

 The QT Breast Scanner has current applicability as a supplementary imaging device, not as a replacement for screening mammography; near-term applicability for determining breast density, measuring mass size and growth, and diagnosing lesions using artificial intelligence; and medium- to long-term applicability for breast screening.
Sales and Marketing
Since our inception, we have devoted substantially all our financial resources to acquiring and developing the base technology for our body imaging systems, conducting research and development activities, securing related intellectual property rights, and for general corporate operations and growth. Our first product, the QT Ultrasound Breast Scanner (which was later renamed “QT Breast Scanner”), received FDA’s 510(k) market clearance in June 2017.
The Company has undertaken some marketing initiatives outside the U.S. It currently has distribution relationship with Innovador, based in Singapore. QT Imaging will assess future sales and distribution opportunities outside of the U.S., but there can be no guarantees that QT Imaging will find additional partners on terms acceptable to QT Imaging, if at all.
QT Imaging entered into the NXC Agreement, pursuant to which QT Imaging appointed NXC as the non-exclusive
agent for the sale of QT Imaging products and services in
non-exclusive
territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of QT Imaging products sold by NXC under the terms of the NXC Agreement.
Differences between QT Imaging and other ultrasound technology devices
There are several differences between QT Imaging’s current and proposed devices and HHUS, ABUS, BUST, PAI, and PAT devices.
Other devices use
Piezo-electric
transducers that provide primarily
“B-mode”
poor resolution data. There is no valid true “transmission mode” since they use shear wave. Their images have reflection and compounding artifacts. Furthermore, their images are compounded 2D slices and they do not acquire the data in 3D. The resolution of their “3D” mode, “speed” images and specificity for masses is poor and their contrast-to-noise
ratios are low. Their images cannot differentiate calcifications so in our opinion at least 20% of all cancers, mainly DCIS and non-invasive
cancers, are missed. They have no “functional” imaging features such as doubling time to diagnose slow-growing cancers, tissue identification and specific tissue volume segmentations. There is poor reproducibility of their measurement and volume data thus they cannot follow cancer treatments or do breast density measurements.
Very few companies undertake or sponsor comparative clinical trials and what data is produced lacks clinical usefulness in terms of sensitivity and specificity. Other than Delphinus’ secondary screening trial that we are aware of, many companies have failed to do head-to-head
trials against mammography for primary screening. In their current iterations their technologies are not able to do body or orthopedic imaging for future growth and development.
Of critical importance in comparing QT Imaging’s devices against other devices are factors such as their lack of FDA clearances for general screening, their lack of comparative trials for primary breast cancer screening, and the fact that their clinical resolution, presence of artifacts, and sensitivity and specificity data are not clinically useful.
Government Regulation
Our existing product, the QT Breast Scanner, products under development, and our operations will be subject to extensive regulation by the FDA, and other federal and state authorities in the U.S., as well as comparable authorities in foreign jurisdictions. Our products do not emit radiation, but are subject to regulation as medical devices in the U.S. under the FDCA and as implemented and enforced by the FDA, and under comparable regulatory schemes in foreign jurisdictions.

Business Combination
As set forth below and in the Current Report on Form
8-K
filed with the Securities Exchange Commission (the “SEC”) dated December 12, 2022, the Company executed a Business Combination Agreement (the “Business Combination Agreement”), dated as of December 8, 2022, with QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GigCapital5 (“Merger Sub”), and QT Imaging (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the target’s business, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, documenting reviews and inspection of facilities, as applicable, as well as a review of financial and other information. On March 4, 2024, the Company closed the Business Combination with QT Imaging and was renamed to QT Imaging Holdings, Inc. Below is a summary of terms of the Business Combination Agreement.
The Merger
Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into QT Imaging (the “Merger”) and has done so, with QT Imaging as the surviving company in the Merger (the “Surviving Corporation”), and after giving effect to the Merger, the Surviving Corporation became a wholly owned subsidiary of GigCapital5, which was renamed as QT Imaging Holdings, Inc. (“QTI Holdings” or the “Combined Company”).
Subject to the terms of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the common stock of QT Imaging, par value $0.001 per share (the “QT Imaging Common Stock”) (excluding each share of QT Imaging Common Stock held in the treasury of QT Imaging which was cancelled without any conversion of such shares of QT Imaging Common Stock held in the treasury and dissenting shares) was automatically cancelled and converted into (A) the right to receive a number of shares of common stock, par value $0.0001 per share, of GigCapital5 (the “GigCapital5 Common Stock”) calculated based on the Exchange Ratio (as defined below) and (B) the contingent right to receive a portion of additional shares of GigCapital5 Common Stock based on the performance of the Combined Company if certain requirements are achieved in accordance with the terms of the Business Combination Agreement, if, as and when payable. The “Exchange Ratio” means the quotient of (a) the Aggregate Closing Merger Consideration (as defined in the Business Combination Agreement) divided by (b) the QT Imaging Fully Diluted Capital Stock (as defined in the Business Combination Agreement). In addition, at the Effective Time, certain warrants of QT Imaging to purchase QT Imaging Common Stock were converted into a warrant to acquire a number of shares of GigCapital5 Common Stock at an adjusted exercise price per share.
The shares of the Combined Company common stock are currently listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “QTI,” and the warrants trade at the OTC Markets Group Inc. under the symbols “GIAWW.”
At the Effective Time, each outstanding
in-the-money
QT Imaging warrant that was not exercised and exchanged prior to the Effective Time automatically, without any action on the part of the holder of an in-the-money
QT Imaging warrant, in accordance with the provisions of an
in-the-money
QT Imaging warrant, was converted into a warrant to acquire a number of shares of GigCapital5 Common Stock at an adjusted exercise price per share (each such resulting warrant, an “Assumed Warrant”). Each Assumed Warrant was subject to the same terms and conditions as were applicable to such corresponding in-the-money
QT Imaging warrant immediately prior to the Effective Time (including applicable vesting conditions), except to the extent such terms or conditions are rendered inoperative by the transactions. Accordingly, as of the Effective Time: (A) each such Assumed Warrant was exercisable solely for shares of GigCapital5 Common Stock; (B) the number of shares of GigCapital5 Common Stock subject to each Assumed Warrant was determined by multiplying the number of shares of Company common stock subject to such in-the-money
QT Imaging warrant, as in effect immediately prior to the Effective Time, by the per share merger consideration, and rounding the resulting number down to the nearest whole number of shares of GigCapital5 Common Stock; (C) the per share exercise price for the GigCapital5 Common Stock issuable upon exercise of each Assumed Warrant was determined by dividing the per share exercise price for the shares of company common stock subject to the in-the-money
QT Imaging warrant, as in effect immediately prior to the Effective Time, by the per share merger consideration, and rounding the resulting exercise price up to the nearest whole cent; and (D) the holder of each in-the-money
QT Imaging warrant outstanding as of immediately prior to the Effective Time was entitled to the contingent right to receive a portion of the merger consideration earnout shares, if, as and when payable. At the Effective Time, each company warrant (other than any in-the-money
QT Imaging warrant) that was outstanding immediately prior to the Effective Time, whether vested or unvested, was in accordance with the provisions of such company warrant (for the avoidance of doubt, as may be amended following the date of this current report with the written approval of GigCapital5), was canceled without any conversion of such company warrant and no payment or distribution was made, and the holder of such company warrant ceased to have any rights, with respect to such company warrant.
Further, prior to the Effective Time, QT Imaging terminated each QT Imaging option that was outstanding immediately prior to the Effective Time, whether vested or unvested, without any conversion of such company options and no payment or distribution was made, and the holder of any company options ceased to have any rights, with respect to such company options.
Following the Effective Time, the board of directors of QT Imaging Holdings (the “QTI Holdings Board”) consists of seven directors classified in three classes, the initial members of which (the “Initial Post-Closing QTI Holdings Directors”) consisted of three individuals identified by GigCapital5 who will serve either in Class I, Class II or Class III, and included the chairman of the QTI Holdings Board, and three individuals identified by QT Imaging who will serve either in Class I, Class II or Class III, and one more board seat was filled by the GigCapital5 Board prior to Closing.
Incentive Plans
In connection with the Merger, the parties established, prior to the Effective Time an equity incentive award plan (the “Equity Plan”) for QTI Holdings with an award pool of GigCapital5 Common Stock equal to (i) eleven percent of the fully diluted shares of GigCapital5 Common Stock outstanding as of immediately after the Effective Time (rounded up to the nearest whole share) (the “Initial Equity Plan Pool”), which Equity Plan includes an “evergreen” provision pursuant to which such award pool will automatically increase on each January 1st that occurs within the ten year period following stockholder approval of such plan by an amount equal to five percent of the shares of GigCapital5 Common Stock outstanding as of 12:01 a.m. (Pacific Time) on such date, and which Equity Plan will be effective at and after the Effective Time. The parties expect that up to twenty-five percent of the Initial Equity Plan Pool would be reserved for issuance of awards by QTI Holdings to individuals who were employees or other service providers of QT Imaging as of the Effective Time and remain continuously employed or engaged by QTI Holdings at the time of the issuance of such awards following the Effective Time.
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
On March 28, 2023, the Company held a special meeting (the “March 2023 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from March 28, 2023 up to September 28, 2023 in one-month
extensions. In connection with the March 2023 Special Meeting, the Company’s stockholders elected to redeem 995,049 shares of the Company’s common stock, which represented approximately 4.3% of the shares that were part of the public units sold in the Offering. Following such redemptions, $10,449,625 is being withdrawn from the trust account.
In the March 2023 Special Meeting, the Company’s stockholders approved the following proposals: (i) a proposal to amend (the “March 2023 Charter Amendment”) the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 (i.e., for a period of time ending 24 months from the consummation of its initial public offering and (ii) a proposal to amend the Company’s investment management trust agreement, dated as of September 23, 2021 (the “March 2023 Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period six (6) times for an additional one (1) month each time from March 28, 2023 to September 28, 2023 by depositing $100,000 into the trust account for each one-month
extension. The purpose of the March 2023 Charter Amendment and the March 2023 Trust Amendment is to allow the Company more time to complete its initial business combination.
On September 28, 2023, the Company held a special meeting (the “September 2023 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from September 28, 2023 up to December 31, 2023. Also, in conjunction with the September 2023 Special Meeting, the stockholders elected to redeem 904,023 Public Shares. Following such redemptions, $9,828,000 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 75.6% of our issued and outstanding common stock.
On December 28, 2023, the Company held a special meeting of its stockholders (the “December 2023 Special Meeting”). At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from December 31, 2023 up to March 31, 2024. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of December 28, 2023.
In connection with the December 2023 Special Meeting, stockholders elected to redeem 2,385 shares of the Company’s common stock, par value $0.0001 per share, which represents approximately 0.01% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $26,201 was withdrawn from the Trust Account on January 4, 2024 and approximately $23.3 million remains in the trust account following the redemption.
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
Eighth Extension
On May 19, 2023, the Company further amended and restated the Sixth Restated Extension Note (the “Seventh Restated Extension Note”) to reflect an additional principal amount of $100,000 for a collective principal amount under the Seventh Restated Extension Note of $1,160,000. The Sponsor deposited the additional principal amount of $100,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.
Ninth Extension
On June 6, 2023, the Company further amended and restated the Seventh Restated Extension Note (the “Eighth Restated Extension Note”) to reflect an additional principal amount of $100,000 for a collective principal amount under the Eighth Restated Extension Note of $1,260,000. The Sponsor deposited the additional principal amount of $100,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.

Tenth Extension
On June 27, 2023, the Company further amended and restated the Eighth Restated Extension Note (the “Ninth Restated Extension Note”) to reflect an additional principal amount of $100,000 for a collective principal amount under the Ninth Restated Extension Note of $1,360,000. The Sponsor deposited the additional principal amount of $100,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.
Eleventh Extension
On July 26, 2023, the Company further amended and restated the Ninth Restated Extension Note (the “Tenth Restated Extension Note”) to reflect an additional principal amount of $100,000 for a collective principal amount under the Tenth Restated Extension Note of $1,460,000. The Sponsor deposited the additional principal amount of $100,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.
Twelfth Extension
On August 28, 2023, the Company further amended and restated the Tenth Restated Extension Note (the “Eleventh Restated Extension Note”) to reflect an additional principal amount of $100,000 for a collective principal amount under the Eleventh Restated Extension Note of $1,560,000. The Sponsor deposited the additional principal amount of $100,000 into the Company’s trust account with Continental Stock Transfer & Trust Company.
Working Capital Loans
On September 26, 2022, the Company issued a convertible,
non-interest
bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated eleven more times on October 26, 2022 (an additional $65,000 added to the Working Capital Note), November 28, 2022 (an additional $65,000 added to the Working Capital Note), December 27, 2022 (an additional $65,000 added to the Working Capital Note), January 25, 2023 (an additional $65,000 added to the Working Capital Note), February 27, 2023 (an additional $350,000 added to the Working Capital Note), March 28, 2023 (an additional $130,000 added to the Working Capital Note), April 27, 2023 (an additional $65,000 added to the Working Capital Note), June 26, 2023 (an additional $130,000 added to the Working Capital Note), July 25, 2023 (an additional $65,000 added to the Working Capital Note), October 27, 2023 (an additional $381,360 added to the Working Capital Note) and December 13, 2023 (an additional $53,640 added to the Working Capital Note), respectively, for a collective principal amount of $1,500,000. The Working Capital Note was issued to provide the Company with additional working capital during the Extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the convertible note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. An aggregate of 150,000 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.
On December 13, 2023, the Company issued an additional unsecured non-convertible
promissory note to the Sponsor for a collective principal amount of $66,360 (the “First
Non-Convertible
Working Capital Note”). The First
Non-Convertible
Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. On February 7, 2024, the Company amended and restated the First
Non-Convertible
Working Capital Note (the “Second
Non-Convertible
Working Capital Note”) to reflect an additional principal amount of $195,887 extended by the Sponsor to the Company for a collective principal amount under the Second
Non-Convertible
Working Capital Note of $262,247. The Second
Non-Convertible
Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Company issued the Second
Non-Convertible
Working Capital Note in consideration for an additional loan from the Sponsor to fund the Company’s working capital requirements.
On February 15, 2024, the Company amended and restated the Second Non-Convertible Working Capital Note (the “Third Non-Convertible Working Capital Note”) to reflect an additional principal amount of $35,000 extended by the Sponsor to the Company for a collective principal amount under the Third Non-Convertible Working Capital Note of $297,247. The Third Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Third Non-Convertible Working Capital Note bears no interest and is repayable in full upon the consummation of the Business Combination by the Company.

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

•
Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Competition
Although we expected to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions, as described above we were successful in completing the Business Combination. Having completed our Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to the Business Combination, we will have the resources or ability to compete effectively.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights.
We seek to protect our proprietary inventions relevant to our business through patent protection in the United States and abroad. In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our employees, consultants, and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our agreements with customers.
Legal Proceedings
We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. As of December 31, 2023, the Company was not a party to any material legal proceedings.
Employees
Prior to the closing of the Business Combination, we had three executive officers. These individuals were not obligated to devote any specific number of hours to our matters and intended to devote only as much time as they deem necessary to our affairs. The amount of time they devoted in any time period varied based on whether a target business had been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire had been located, management spent more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. Our executive officers devoted such amount of time as they reasonably believe is necessary to our business. We did not have any full-time employees prior to the consummation of the Business Combination.
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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ended December 31, 2023. Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Item 1A. Risk Factors.
In addition to the other information contained in this Annual Report, including the matters addressed under the heading “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” you should carefully consider the following risk factors in deciding how to vote on the proposals presented in this Annual Report. The risk factors described below are not intended to be exhaustive and are not the only risks facing us. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses. The occurrence of one of more of the events or circumstances described in these risk factors, along or in combination with other events or circumstances, may adversely affect our ability to complete or realize the benefits of the Business Combination, and may have a material adverse effect on the business, cash flow, financial condition and results of operations of the Combined Company following the Business Combination. The following discussion should be read in conjunction with the respective financial statements of GigCapital5 and QT Imaging, and the notes to the financial statements included therein.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a development-stage company with limited operating history and significant losses;

•	our ability to successfully execute our business model, including market acceptance of our planned products and product candidates at acceptable prices;

•	our ability to sustain revenue growth or profitability;

•	future financial performance following the proposed business combination;

•	the ability to obtain clearances and approvals from the FDA for current and future products;

•	the occurrence of a pandemic, epidemic, or outbreak of infectious disease that may materially or adversely affect our business, financials, and product development;

•	our ability to compete and adapt in our industry;

•	the ability of third-party manufacturers to supply certain components parts needed for our products;

•	our plan to do business globally is subject to additional risks and uncertainties;

•	the impact of recent changes in the United States related to payment policies for imaging procedures;

•	the success of key supplier or distribution agreements;

•	the outcome of any legal proceedings that may be instituted against our business and other litigation and regulatory risks;

•	our success in recruiting and retaining key employees;

•	our management team’s limited experience managing a public company;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

•	the ability to maintain the confidentiality and integrity of the Company’s data and other sensitive information;

•	the ability of the business to respond to changes in general economic conditions;

•	our limited experience in working with large-scale contracts with medical device manufacturers;

•	the ability to adequately protect the Company’s intellectual property rights;

•	the impact of the terms and conditions of licenses and sublicenses granted by third-parties;

•	our ability to enforce covenants not to compete;

•	the ability to manage growth effectively;

•	the effect of the Company’s warrants on the market price of its Common Stock;

•	the effect of unanticipated changes in effective tax rates on operations and financials;

•	factors relating to the business, operations and financial performance of the Combined Company;

•	the ability of the Combined Company to maintain an effective system of internal controls over financial reporting;

•	the impact of the COVID-19 pandemic;

•	our being an emerging growth company;

•	our governing documents’ effect on stock price and stockholders’ ability to gain favorable judicial forums; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.
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
Risks Related to QT Imaging’s Business, Financial Condition and Need for Additional Capital
Unless the context clearly indicates otherwise, all references in this subsection to “the Company,” “we,” “us” or “our” refer to the business of QT Imaging prior to the Closing and to the business of the Combined Company following the Closing. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the business, financial condition, results of operations, cash flows and future prospects of the Combined Company, in which event the market price of the Combined Company Common Stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business, Financial Condition, and Need for Additional Capital
We are a development-stage company with limited operating history and significant losses since inception which may make it difficult to evaluate prospects for our future viability and predict our future performance. We may never be able to effectuate our business plan or achieve any meaningful revenue or reach profitability.
We have a limited operating history and only a preliminary and unproven business plan upon which investors may evaluate our prospects. We have not yet demonstrated the commercial viability of our breast imaging technology platform. Although we have produced working prototypes of our product—QT Scanner 2000 Model A, (the “
QT Breast Scanner
”) and have devices currently deployed at facilities in the United States and abroad, we have not demonstrated scale of deployment and manufacturing necessary to achieve commercial viability despite having clearance from the FDA for breast imaging with the QT Breast Scanner. Even if we are able to do so, we may not be able to manufacture the QT Breast Scanner device at the costs needed to support our business model. Even if we are able to commercialize some of our products or product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships, obtain regulatory approvals for our product candidates, conduct clinical studies on our existing and planned product candidates and develop new product candidates or add new features to our existing products. While we have two international distribution agreements, there is no assurance that our distribution partners will succeed in selling and servicing devices in sufficient volumes to help the company meet its business plan, revenue objectives or profitability.
Furthermore, even if our technology and product become commercially viable and deployed at scale, we may not generate sufficient revenue necessary to support our business. We estimate that effectively stimulating market interest in our QT Breast Scanner will require deploying at least 5 devices in clinical use. We may never achieve these thresholds for devices deployed in the near-to-mid-term
at any level or at all, which may cause our

business to fail. The Medical Scan as a Service model is based on selling the QT Breast Scanner at low or no initial cost using a per-scan
pricing structure, which is pioneering for medical imaging companies and is subject to numerous risks. The medical imaging industry is also highly competitive, and our technology, products, services or business models may not achieve widespread market acceptance. If we are unable to address any issues mentioned above, or encounter other problems, expenses, difficulties, complications, and delays in connection with the starting and expansion of our business, our entire business may fail, in which case you may lose your entire investment.
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of December 31, 2023 and 2022, we had a working capital deficit of $2.5 million and working capital of $4.1 million, respectively, and an accumulated deficit of approximately $17.8 million and $11.7 million, respectively. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $6.1 million and $6.3 million, respectively. For the years ended December 31, 2023 and 2022, we used cash in operations of $2.7 million and $3.9 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
Our ability to generate revenue from our operations and ultimately achieve profitability will depend on factors including but not limited to whether we can complete the development and commercialization of our QT Breast Scanner breast imaging technology and our future products, whether we can manufacture the QT Breast Scanner and future products on a commercial scale in such amounts and at such costs as we anticipate, and whether we can achieve market acceptance of our products, services and business models. In addition, we expect our selling, general and administrative expenses to increase following the Business Combination due to the additional costs associated with being a public company. The net losses that we incur may fluctuate significantly from period to period. As a result of these increased expenditures, we will need to generate significant additional revenue in order to offset our operating expenses and achieve and sustain profitability. Accordingly, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects and may cause the market price of Combined Company Common Stock to decline.
We may not be able to successfully execute our business model.
We are a company with limited operating history and we may not have the necessary resources, expertise and experience to successfully execute our business model on a global scale, such as obtaining the necessary approvals or clearances from the regulatory agencies of our target markets. Our ability to execute our model is dependent on a number of factors, including the ability of our senior management team to execute our model, our ability to incentivize, train and support international distribution partners in different geographic regions, our ability to begin or maintain our pace of product development, manufacturing and commercialization, our ability to meet the changing needs of the medical imaging market, and the ability of our employees to perform at a high-level. If we are unable to execute our model, or if our model does not drive the growth that we anticipate, or if our market opportunity is not as large as we have estimated, it could adversely affect our business and our prospects.

We have a limited operating history. If we successfully commercially launch the QT Breast Scanner, products under development that are cleared by the FDA and other regulatory agencies, and they do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.
We have a limited operating history and have no history of successfully marketing our breast-imaging technology, the QT Breast Scanner or any other product using our 3D transmission ultrasound technology. We may fail to generate significant interest in the QT Breast Scanner, or other imaging products using our technology, or services like Medical Scan as a Service. These and other factors, including the following, may affect the rate and level of market acceptance:

•	effectiveness of the sales and marketing efforts of us, and our international distribution partners;

•
perception by medical professionals and patients of the convenience, safety, efficiency and benefits of the QT Breast Scanner or products under development using our technology, compared to competing methods of medical imaging;

•
opposition from certain industry leaders, which may limit our ability to promote the QT Breast Scanner or products under development that are cleared by the FDA and other regulatory agencies, or Medical Scan as a Service, and to penetrate into the medical imaging market in certain geographical areas;

•	the level of commitment and support that we receive from our partners, such as cloud storage providers, as well as medical professionals such as radiologists;

•	willingness of market participants to accept the Medical Scan as a Service model;

•	the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic;

•	timing of market introduction of competing products, and the sales and marketing initiatives of such products;

•	press and blog coverage, social media coverage, and other publicity and public relations factors by others;

•	lack of financing or other resources to successfully develop and commercialize our technology and implement our business plan; and

•	coverage determinations and reimbursement levels of third-party payors.
If cleared or approved for marketing by the FDA or other regulatory agencies, depending on the approved clinical indication, the QT Breast Scanner and products under development will be competing with existing and future imaging products and similar offerings. The technology underlying the QT Breast Scanner may be perceived as inferior or inaccurate and patients may be unwilling to undergo medical screening using the QT Breast Scanner or other products under development using our technology. Moreover, patients and medical professionals may be unwilling to depart from the current medical imaging technology. Medical professionals tend to be slow to change their medical diagnostic practices because of perceived liability risks arising from the use of new technology or products, and they may not recommend medical imaging using the QT Breast Scanner or other products under development using our technology until there is long-term clinical evidence to convince them to alter or modify their existing imaging methods. Our efforts to educate patients, radiologists and other members of the medical community on the benefits of our products require significant resources and may not be successful. Our efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors. In particular, gaining market acceptance for our products in nascent markets, such as China, India, and certain countries in Africa and Latin America, could be challenging. Moreover, in the event that the QT Breast Scanner or other products under development using our technology are the subject of guidelines, clinical studies or scientific publications that are unfavorable or damaging, or otherwise call into question their benefits, we may have difficulty in convincing market participants to adopt our products. In addition, medical professionals, patients, providers of medical imaging services and third-party payors may not adopt or reimburse the use of the QT Breast Scanner or products under development in the near term or at all.

If we are unable to achieve or maintain an adequate level of market acceptance, we may not generate significant revenue or become profitable and our business, financial condition, results of operations and prospects would be significantly harmed.
The success of our business model is subject to numerous risks and uncertainties.
We expect sales to hospitals, academic medical centers, cancer centers, and imaging centers to be our primary business model. We also expect to develop a Medical Scan as a Service model and deploy devices that may generate no direct sales revenue, but will incur manufacturing and other deployment costs that we will have to absorb with no assurance that the Medical Scan as a Service model will generate sufficient revenues over time to recover our manufacturing and deployment costs and the cost to service and maintain the devices. Even if we are able to successfully implement our Medical Scan as a Service model, the sustainability of our general business plan depends substantially on the sustainability of direct sales of devices and sales of service and disposable products to our customers, and on the efforts of our distribution partners. We believe that effectively engaging market interest in our QT Breast Scanner device will require deploying a large number of at least 70 devices on commercially reasonable terms. The success of our Medical Scan as a Service model will also depend on each device, once deployed, performing a sufficient number of scans per day to be fully utilized. We may not be successful in achieving these goals for various reasons, including:

•
the process of manufacturing and deploying the QT Breast Scanner and our products under development is a complex, multi-step process that depends on factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues;

•
the manufacturing cost of the QT Breast Scanner and our products under development may be higher than we expect, may increase significantly, or may increase at a higher rate than anticipated, and we may not be able to set or timely adjust our Medical Scan as a Service pricing to compensate for any increased costs;

•
the manufacturing of the QT Breast Scanner and our future products may take longer than we expected, and we may have insufficient manufacturing capacity and experience delays in manufacturing and deployment, which would have a negative impact on the timing of our revenues;

•
deployment and full utilization of the QT Breast Scanner may not be achieved if insurance and other reimbursements and patient co-pays
are not sufficient to defray costs incurred in providing and interpreting scans by hospital imaging centers, cancer centers or other women’s health-care centers that purchase our devices and services, and we may not be able to sustain these relationships unless our devices can be profitable to these providers;

•
a QT Breast Scanner device may perform fewer scans per day than our estimates due to a number of factors, including low market acceptance rate, technical failures and downtime, service disruptions, outages or other performance problems, which would have a negative impact on our revenues and our ability to recover costs;

•	as part of the Medical Scan as a Service model, we will be responsible for maintenance of the QT Breast Scanner devices we deploy, which may be more costly and time-consuming than we expect;

•
our customers may not be able to find or retain a sufficient number of radiologists to review the images generated by the QT Breast Scanner device especially as we deploy additional systems and the volume of scans increases;

•
our Medical Scan as a Service pricing may not be sufficient to recover our costs and may not be adjusted in a timely manner, which could negatively affect our revenues or cause our revenues and results of operations to vary significantly from period to period;

•
we have not determined a target price per scan, and when we do, we may be unsuccessful in maintaining our target price because we do not control the price charged by local operators and higher prices may adversely affect market acceptance of the QT Breast Scanner device; and

•
regulatory authorities may challenge our Medical Scan as a Service model altogether, and impose significant civil, criminal, and administrative penalties, damages, fines, and/or exclusion from government funded healthcare programs, which could adversely affect our revenues and results of operations.

Any of the above factors may negatively affect the successful commercialization and implementation of our business model, causing our business to fail.
The proceeds received in the Business Combination will only fund operations for a limited time and we will need to obtain additional financing to continue operations and execute our business plans. If we are unable to obtain such financing, we may be unable to complete the development and commercialization of our technology and our products and services.
Our operations have consumed substantial amounts of cash since inception. Our net losses were $6,098,951 and $6,256,068 for the years ended December 31, 2023 and 2022, respectively. In addition, significant resources were invested in the development of our QT Breast Scanner breast imaging technology by QT Imaging prior to the June 2012 acquisition of the assets of TechniScan, a currently inactive medical device company based in Utah. Following the purchase of the TechniScan assets, QT Imaging completed the clinical trials needed to obtain FDA clearance. Approximately $39 million was invested in TechniScan (including $15.2 million in grants from the U.S. National Institutes of Health). Approximately $87 million has been invested in QT Imaging since 2012 to fund asset acquisitions, product development, clinical trials, and FDA clearances.
We anticipate that our future cash requirements will continue to be significant and we will need to obtain additional financing beyond that being provided by the Business Combination to implement our business plan as described in this Annual Report. Specifically, we may need to raise additional funds to complete the manufacture, shipping, installation and deployment of the QT Breast Scanner breast imaging product, as well as to support the continued research and development of this product and the development of other imaging products and product candidates for infant and orthopedic imaging applications, and to build contingencies for unforeseen events. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of the stockholders of the Combined Company upon the Closing. Additional funds may not be available when we need them, on terms attractive to us, or at all.
If adequate funds are not available on a timely basis, we may be required to curtail the development of our technology, products or services, or materially delay, curtail, reduce or terminate our research and development and commercialization activities. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, financial condition, results of operation and prospects, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

We are highly dependent on the successful development, marketing and sale of our breast imaging device and on other products and product candidates which are still in the development stage.
Our breast imaging technology is the basis of our business. The QT Breast Scanner is currently deployed in a limited number of cancer and other health centers, and is undergoing field testing and broad acceptance is uncertain. As a result, the success of our business plan is highly dependent on acceptance of our products, and on our ability to develop, manufacture and commercialize the technology and related products and services and our failure to do so could cause our business to fail. As part of our effort to build the sales and marketing capabilities of QT Imaging, on May 31, 2023, QT Imaging entered into the NXC Agreement, pursuant to which QT Imaging appointed NXC as the non-exclusive
agent for the sale of QT Imaging products and services in
non-exclusive
territories: the U.S., U.S. territories, and U.S. Department of Defense installations. There is no guarantee that the NXC Agreement will result in increased revenue or sales, and there is no guarantee that the NXC Agreement will be successful. Successful commercialization of medical imaging devices is a complex and uncertain process, dependent on the efforts of management, manufacturers, local operators, integrators, medical professionals, third-party payors, as well as general economic conditions, among other factors. Any factor that adversely impacts the development and commercialization of our imaging technology or related products and services, including the QT Breast Scanner, will have a negative impact on our business, financial condition, results of operations and prospects. Some potential factors that could adversely impact the development and commercialization of our imaging technology or related products and services include:

•
our inability to achieve sufficient market acceptance by hospitals and clinics, providers of medical imaging services, medical professionals such as radiologists, third-party payors, and others in the medical community;

•
our inability to compete with existing medical imaging technology companies with ultrasound, mammography and magnetic resonance imaging (“
MRI
”) systems, who have well entrenched market-share worldwide and significantly more resources than we do;

•	our inability to hire, train and retain qualified sales and marketing personnel;

•	our inability to establish, maintain and expand our sales, marketing and distribution networks;

•	our inability to obtain and/or maintain necessary regulatory approvals; and

•	our inability to effectively protect our intellectual property.
Our inability to successfully obtain additional clearances or approval from the FDA and other regulatory agencies worldwide, and commercialize the QT Breast Scanner and related products and services, and/or successfully develop, secure clearances and approvals, and commercialize additional products or any enhancements to the products which we may develop would have a material adverse effect on our business, financial condition, results of operations and prospects.
Products utilizing our technology may need to be approved or cleared by the FDA and similar regulatory agencies worldwide. We may not receive additional clearances and approvals from the FDA for the QT Breast Scanner, or may be delayed in receiving the necessary approval or clearance for our future products, which would adversely affect business, financial condition, results of operations and prospects.
On October 31, 2018, the FDA granted QT Imaging’s Breakthrough Device designation request (Q181785) for the QT Breast Scanner. Unlike traditional breast imaging modalities, the QT Imaging Breast Scanner has no radiation, no injections, and no compression, potentially offering new opportunities for earlier and more frequent screening for young women at high risk for breast cancer who have no available
FDA-cleared
screening options. QT Imaging has the following regulatory clearances:

•
“The QT Breast Scanner is for use as an ultrasonic imaging system to provide reflection-mode and transmission-mode images of a patient’s breast. The QT Breast Scanner software also calculates the breast fibroglandular volume and total breast volume. The device is not intended to be used as a replacement for screening mammography”—FDA 510k K162372 and K220933

•	“The QT Breast Scanner Model 2000A satisfies the requirements of the Certification Mark of the ECM [CE Mark Certification of the European Union]—No. 0P210730.QTUTQ02”
QT Imaging will be working with the FDA to submit an appropriate pre-market
submission. If approved, the device may be legally marketed for use as a breast cancer screening device in younger patients. However, the review process is an iterative process and our initial response may result in further feedback from the FDA. As a result, efforts to achieve required governmental clearances and approvals could be costly and time consuming, and we may not be able to obtain any such required approvals in accordance with our anticipated timeline or in a cost-efficient manner. Any delay or failure to obtain necessary regulatory clearances or approvals could have a material negative impact on our ability to generate revenues. Even if the products containing our technology receive the required regulatory clearance or approval, such products will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions. Even if we obtain FDA approval of our product candidates, or new indications for our products, market acceptance of our products in the healthcare community, including physicians, patients and third-party payors will depend on many factors, including, without limitation: our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost-effectiveness of, and patient benefits from, our products and product candidates; whether our products and product candidates are included on insurance coverage plans; the willingness and ability of patients and the healthcare community to adopt new technologies; the pricing and reimbursement of our products relative to other products; and the marketing and distribution support for our products and product candidates.
In addition, the cost of compliance with new laws or regulations governing our technology or future products could adversely affect our business, financial condition, results of operations and prospects. New laws or regulations may impose restrictions or obligations on us that could force us to redesign our technology or other future products or services, and may impose restrictions that are not possible or practicable to comply with, which could cause our business to fail. See
“—Risks Related to Healthcare Industry Shifts and Government Regulation.
”
A pandemic, epidemic or outbreak of an infectious disease, such as
COVID-19,
may materially and adversely affect our business and our financial results and could cause a disruption to the development or deployment of the QT Breast Scanner and products and services under development.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The
COVID-19
pandemic has spread to most countries across the world, and all 50 states within the U.S. The
COVID-19
pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The
COVID-19
pandemic has adversely impacted our operations in various ways including a complete shutdown of our primary manufacturing facility and office location in California. In the future, we may not be able to complete our clinical trials and other studies in a timely manner, and our engineers may be unable to make work-related trips to supplier, customer or distribution partner locations worldwide. Our potential business partners and suppliers may be unable to make on-site
visits to our facilities or attend meetings to experience improvements and enhancements in the QT Breast Scanner and other products under development and Medical Scan as a Service, which will negatively impact our business development and deployment activities. The extent to which the
COVID-19
pandemic impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of any new outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of
COVID-19
globally or other future pandemics could adversely impact our development, manufacture or deployment of the QT Breast Scanner and our Medical Scan as a Service, which could adversely affect our ability to obtain regulatory approval for and to commercialize the QT Breast Scanner and products under development and our Medical Scan as a Service, increase our operating expenses and have a material adverse effect on our financial results. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies around the world, which could impact our ability to raise the necessary capital needed to develop and commercialize the QT Breast Scanner and products under development and our Medical Scan as a Service.
Our industry is highly competitive and is subject to technological change, which may result in new products or solutions that are superior to our technology or other future products we may bring to market from time to time.
The medical imaging industry is rapidly evolving and subject to intense and increasing competition. To compete successfully and to be able to establish and maintain a competitive position in current and future technologies, we will need to demonstrate the advantages of our technology over well-established alternative solutions, products and technologies, such as Hand-Held Ultrasound (“
HHUS
”), Automatic Breast Ultrasound (“
ABUS
”), mammography and MRI, as well as newer methods of medical imaging and early detection. We believe that effectively engaging market interest for the QT Breast Scanner, our Medical Scan as a Service and products under development will require deploying at least 70 devices. To achieve this, we will need to raise or develop financial resources, technical expertise, marketing, distribution or support capabilities and we may not be successful in doing so. Many of our current and potential competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors may have substantially larger sales and marketing operations than we or our partners have or plan to have and may have greater name recognition. This may allow those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which would give them a significant advantage over the sales and marketing team we would use and our international distributors in making sales.
Larger competitors may also have broader product lines, which enable them to offer customers bundled purchase contracts and quantity discounts. These competitors may have more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical studies, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, to develop competing products that are more effective or less costly than our products or the products we may develop. There can be no assurance that other companies will not succeed in developing or marketing devices and products that are more effective than our technology or products or that would render our technology or products obsolete or noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection regarding potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. Our competitors may be better equipped than we are to respond to competitive pressures. Competition will likely intensify. To our knowledge at the time of filing this Annual Report we are not aware of any technologies approved for primary screening clearance by the FDA except for various types of technology related to
X-ray
mammography.
We expect to depend on third parties to manufacture the QT Breast Scanner and products under development and to supply certain component parts. Our reliance on third-party manufacturers and suppliers involves certain risks that may result in, among others, increased costs, quality or compliance issues, or failure to timely manufacture the QT Breast Scanner and products under development, any of which could materially harm our business.
If cleared, we expect to rely on third-party suppliers for the commercial production of the QT Breast Scanner and products under development. Our current ability to successfully produce the QT Breast Scanner is limited and if our attempts at commercialization and deployment are successful, we will need the resources of well-established contract manufacturers to manufacture the QT Breast Scanner and products under development at scale. We do not currently have any agreements with any contract manufacturers and our business could be materially harmed if we experience demand but are unable to enter into an agreement with a contract manufacturer. In addition, we are dependent on a number of key suppliers for components and sub-assemblies
to be able to successfully manufacture the QT Breast Scanner and products under development in limited quantities, and any disruption in the supply of these components and sub-assemblies
will have a material impact on our business. Our dependence on such third-party manufacturers and suppliers involves a number of risks, including:

•	insufficient capacity or delays in meeting our demand;

•	inadequate manufacturing yields, inferior quality and excessive costs;

•	inability to manufacture products that meet the agreed upon specifications;

•	inability to obtain an adequate supply of materials;

•	inability to comply with the relevant regulatory requirements for the manufacturing process;

•	limited warranties on products supplied to us;

•	inability to comply with our contractual obligations;

•	potential increases in prices; and

•	increased exposure to potential misappropriation of our intellectual property.
If any of our manufacturers or suppliers breach their agreements, are unable to meet their contractual or quality requirements, or become unwilling to perform for any reason, we may be unable, or may be unable in a timely manner, to locate alternative acceptable manufacturers or suppliers and enter into favorable agreements with them.
In addition, if we are required to change the manufacturer of a critical component of our products, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those systems. If the change in manufacturer results in a significant change to any product, a new clearance or approval from the FDA or similar international regulatory authorization may be necessary before we implement the change, which could cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely or cost-effective manner. See “—
Risks Related to Healthcare Industry Shifts and Government Regulation
.”
We may experience development or manufacturing problems and higher costs, or delays that could limit our revenue, if any, or increase our losses.
Developing manufacturing procedures for new products requires developing specific production processes for those products. Developing such processes could be time consuming, and any unexpected difficulty in doing so could delay the successful commercialization and deployment of the QT Breast Scanner and products under development. Moreover, difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside manufacturers can lead to reduced yields. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between our manufacturers and us. This risk could be compounded by any future offshore location of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships. Furthermore, our, our manufacturers’ or our suppliers’ production processes and assembly methods may have to change to accommodate any significant, future expansion of our manufacturing capacity, which may increase the manufacturing costs, delay production of our products, reduce our product margin, require supplemental filings with the FDA or other regulatory authorities, any of which may adversely impact our business. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, and market acceptance for our products could be adversely affected.
We plan to do business globally, including in certain countries where we might have limited resources and would be subject to additional regulatory burdens and other risks and uncertainties.
We expect to do business globally, including in North America and certain countries in Asia, Europe, Africa and South America. Commercialization of the QT Breast Scanner and products under development in foreign markets, either directly or through third parties, is subject to additional risks and uncertainties, including:

•	reimbursement and insurance coverage;

•	our inability to find agencies, dealers or distributors in specific countries or regions;

•	our inability to directly control commercial activities of third parties;

•	limited resources to be deployed to a specific jurisdiction;

•	the burden of complying with complex and changing regulatory, tax, accounting and legal requirements;

•	different medical imaging practice and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing and other requirements that could impair our ability to compete in international markets or subject our company to liability if we violate such laws and regulations;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	foreign currency exchange rate fluctuations; and

•	interpretations of contractual provisions governed by foreign laws in the event of a contract dispute.
Sales of the QT Breast Scanner and products under development or Medical Scan as a Service in foreign markets could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our business, financial condition, results of operations and prospects.
If in the future we are approved for and are otherwise able to commercialize any of our products or services, but are unable to obtain adequate reimbursement or insurance coverage from third-party payors, we may not be able to generate significant revenue, in which case we may need to obtain additional financing.
Coding and coverage determinations as well as reimbursement levels and conditions are important to the commercial success of an imaging product or offering. The future availability of insurance coverage and reimbursement for newly approved medical devices is highly uncertain, and our future business will be greatly impacted by the level of reimbursement provided by third-party payors. In the United States, third-party payors decide which imaging products and services they will cover, how much they will pay and whether they will continue reimbursement. Third-party payors may not cover or provide adequate reimbursement for imaging services using the QT Breast Scanner, our Medical Scan as a Service or products under development, assuming we are able to fully develop and obtain all regulatory approvals and clearances to market it in the United States or other geographies. To date, we have not had any discussions with any third-party payors, including any regulatory agencies administering any government funded healthcare programs, regarding the coding, coverage or reimbursement for imaging services using the QT Breast Scanner, our Medical Scan as a Service or other products under development. Accordingly, unless government and other third-party payors provide coverage and reimbursement for the use of our products and services, patients may not use them, which would cause investors to lose their entire investment. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and services. Reimbursement may not be available, or continue to be available, for imaging services using the QT Breast Scanner, our Medical Scan as a Service, other products under development or any other products we may develop in the future. Even if reimbursement is available, such reimbursement may not be adequate. We also will be subject to foreign reimbursement policies in the international markets we expect to enter. Decisions by health insurers or other third-party payors in these markets not to cover, or to discontinue reimbursing, our products could materially and adversely affect our business. If such decisions are made, they could also have a negative impact on our ability to generate revenues, in which case we may need to obtain additional financing.
Recent changes in the United States related to payment policies for imaging procedures could have a negative impact on the utilization of our imaging services.
In the United States, over the past several years, the Centers for Medicare & Medicaid Services (“
CMS
”), the federal agency responsible for administering the Medicare program, has implemented numerous changes to payment policies for imaging procedures in both the hospital setting and non-hospital
settings, which include physician offices and freestanding imaging facilities. Some of these changes have had a negative impact on utilization of imaging services. Examples of these changes include:

•	limiting payments for imaging services in physician offices and free-standing imaging facility settings based upon rates paid to hospital outpatient departments;

•
reducing payments for certain imaging procedures when performed together with other imaging procedures in the same family of procedures on the same patient on the same day in the physician office and free-standing imaging facility setting;

•
making significant revisions to the methodology for determining the practice expense component of the Medicare payment applicable to the physician office and free-standing imaging facility setting which results in a reduction in payment; and

•	revising payment policies and reducing payment amounts for imaging procedures performed in the hospital outpatient setting.
We also expect increased regulation and oversight of advanced diagnostic testing. One provision in the Protecting Access to Medicare Act requires CMS to develop appropriate use criteria (“
AUC
”) that professionals must consult when ordering advanced diagnostic imaging services MRI, CT, nuclear medicine (including position emission tomography) and other advanced diagnostic imaging services that the Secretary of the Department of Health and Human Services (“
HHS
”) may specify). Beginning in 2020, payment will be made to the furnishing professional for an applicable advanced diagnostic imaging service only if the claim indicates that the ordering professional consulted a qualified clinical decision support mechanism, as identified by HHS, as to whether the ordered service adheres to the applicable AUC. To the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the United States, our business, results of operations, financial condition and cash flows would be adversely affected.
Billing complexities associated with obtaining payment or reimbursement may negatively affect our revenue, cash flow and profitability.
Billing for imaging services is complex. Payment is provided by individual patients and from a variety of payors, such as commercial insurance carriers, managed care organizations and governmental programs. Each payor typically has different billing requirements, and the billing requirements of many payors have become increasingly stringent.

Among the factors complicating our customers’ ability to bill and receive reimbursement from third-party payors are:

•	disputes among payors as to which party is responsible for payment;

•	disparity in coverage among various payors;

•	disparity in information and billing requirements among payors; and

•	incorrect or missing billing information, which is required to be provided by the ordering physician.
In addition, we may be required to seek new billing codes for imaging services using the QT Breast Scanner, and regulatory authorities may not approve the creation of separate codes. Additionally, even if we are successful, these billing codes or the payment amounts associated with such codes may change in the future.
The impact of these factors may be compounded by our plan to offer our Medical Scan as a Service. These billing complexities, and the related uncertainty in obtaining payment for our products, could negatively affect our revenue, cash flow and profitability.
Any key supplier or distribution agreements that we have established or may establish in the future may not be successful or we may otherwise not realize the anticipated benefits from these agreements. We do not control third parties with whom we have or may have agreements, and we will rely on them to achieve results which may be significant to us. In addition, any current or future agreements may place the development and commercialization of our technology outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
We have entered into certain key distribution agreements, and expect to enter into additional, key supplier and distribution agreements with respect to the research, development, manufacture and commercialization of our technology with different relevant industry participants, including, among others, manufacturers of sub-assemblies
and boards, cloud storage providers, international distribution partners engaged in selling, marketing and servicing our products in their respective countries, and others as we develop our Medical Scan as a Service including integrators, radiologists, cloud storage and third-party payors. See “
QT Imaging’s Business—Key Agreements
.” We refer to these third parties that we have agreements with or engage with for future potential agreements as collaborators. For a discussion of QT Imaging’s Approved Supplier List and engagements with suppliers, see “
Future Business of QT Imaging Holdings — Manufacturing
.” Any future potential relationships with collaborators may require us to rely on external consultants, advisors, and experts for assistance in several key functions, including research and development, manufacturing, regulatory and intellectual property. We cannot and will not control these third parties, but we may rely on them to achieve results, which may be significant to us. Relying upon these collaborative arrangements for our technology subjects us to a number of risks, including:

•	we may not be able to control the amount and timing of resources that our collaborators may devote to our technology;

•	should a collaborator fail to comply with applicable laws, rules or regulations when performing services for us, we could be held liable for such violations;

•
our collaborators may have a shortage of qualified personnel, particularly radiologists who can review the medical images generated by the QT Breast Scanner and products and services under development including the Medical Scan as a Service, especially as we deploy additional devices and new products and the volume of scans increases;

•	we may be required to relinquish important rights, such as marketing and distribution rights;

•	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	under certain circumstances, a collaborator could move forward with a competing product developed either independently or in collaboration with others, including our competitors;

•	our current or future collaborators may utilize our proprietary information in a way that could expose us to competitive harm;

•	our collaborators could obtain ownership or other control over intellectual property that is material to our business; and

•	collaborative arrangements are often terminated or allowed to expire, which could delay the ability to commercialize our technology.
In addition, if disputes arise between us and any of our collaborators, it could result in the delay or termination of the development, manufacturing or commercialization of products containing our technology, lead to protracted and costly legal proceedings, or cause collaborators to act in their own interest, which may not be in our interest. As a result, the collaborative arrangements that we may enter into, may not achieve their intended goals.
If any of these scenarios materialize, they could have a material adverse effect on our business, financial condition, results of operations and prospects.
We also may have other future products where it is desirable or essential to enter into agreements with a collaborator who has greater financial resources or different expertise than us, but for which we are unable to find an appropriate collaborator or are unable to do so on favorable terms. If we fail to enter into such collaborative agreements on favorable terms, it could materially delay or impair our ability to develop and commercialize, and increase the costs of development and commercialization of, our technology.
Even if we obtain all necessary FDA approvals, our products and product candidates may not achieve or maintain market acceptance.
Even if we obtain FDA approval of our products and product candidates, market acceptance of our products in the healthcare community, including physicians, patients and third-party payors, will depend on many factors, including:

•	our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost-effectiveness of, and patient benefits from, our products;

•	the availability of alternative products;

•	whether our products or the use thereof are included on insurance company formularies or coverage plans;

•	the willingness and ability of patients and the healthcare community to adopt our technologies;

•	customer demand;

•	liability risks generally associated with the use of new product candidates;

•	the training required to use a new product candidates;

•	perceived inadequacy of evidence supporting clinical benefits or cost-effectiveness over existing alternatives;

•	the convenience and ease of use of our products relative to other treatment methods;

•	the pricing and reimbursement of our products relative to other treatment methods; and

•	the marketing and distribution support for our products.

Even if we obtain all necessary FDA approvals, our products may fail to achieve market acceptance. If our products achieve market acceptance, they may not maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective. Failure to achieve or maintain market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition, results of operations and prospects.
The outcome of any future claims and litigation could have a material adverse impact on our business, financial condition and results of operations.
We may, from time to time, be subject to claims and may become party to litigation in the normal course of business, including class action lawsuits. Such claims and litigation proceedings may be brought by third parties, including our customers, competitors, advisors, service providers, partners or collaborators, employees, and governmental or regulatory bodies. The final outcome of these claims and litigation, including any settlements, may be significant and may differ substantially from our expectations. We may not be able to determine the amount of any potential losses and other costs we may incur due to the inherent uncertainties of litigation and settlement negotiations. In the event we are required or decide to pay amounts in connection with any claims or lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations.
We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business reputation and financial results.
Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used in patient care. We may be held liable if the QT Breast Scanner or our products and services under development causes injury or death or is found otherwise unsuitable during usage. The QT Breast Scanner and products and services currently under development incorporate sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Patients could allege or possibly prove defects of our products or other products that integrate our technology.
A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and divert management’s attention. Regardless of merit or eventual outcome, liability claims may result in:

•	injury to our reputation;

•	costs of related litigation and substantial monetary awards to patients and others;

•	decreased demand for our products and services;

•	loss of revenue; and

•	the inability to commercialize future products.
Any of these outcomes may have an adverse effect on our business, financial condition and results of operations, and may increase the volatility of our share price.
The coverage limits of our insurance policies we may choose to purchase to cover related risks may not be sufficient to cover future claims. If sales of the QT Breast Scanner and other products and services under development suffer future product liability claims, we may be unable to maintain product liability insurance at satisfactory rates or with adequate amounts or at all. A product liability claim, any product recalls or excessive warranty claims, whether arising from defects in design or manufacture or otherwise, could negatively affect our sales or require a change in the design or manufacturing process, any of which could harm our relationship with our customers and partners, and have a material adverse impact on our reputation and business, financial condition, results of operations and prospects.

In addition, if the QT Breast Scanner or other products integrating our technology are defective, we, our future customers or partners may be required to notify regulatory authorities and/or to recall the products and discontinue any services See “
—Risks Related to Healthcare Industry Shifts and Government Regulation—Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us
.” Any recall would divert management’s attention and financial resources and harm our reputation with customers, patients, medical professionals and third-party payors. A recall involving the QT Breast Scanner or our products under development, would be particularly harmful to our business. The adverse publicity resulting from any of these actions could adversely affect the perception of our customers or partners. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, losing revenues and damaging our reputation, each of which would harm our business, financial condition, results of operations and prospects.
We do not expect to carry any business interruption insurance or any other insurance (except for director and officer, property and product liability insurance). As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.
Our products and services are in the medical imaging field and so may be subject to claims. We are not immune from product liability or other product claim risks, and we may not be able to maintain insurance on acceptable terms against such risks or that such insurance will be sufficient to protect us against potential claims or that insurance will be available in the future in amounts sufficient to protect us. A product liability claim or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.
Our ability to implement our business plan depends on the continued services of key members of our senior management. In particular, and to a critical extent, we are dependent on the continued efforts and services of the members of management named in the “
Management of the Combined Company following the Business Combination
” section. If we lose the services of such key members of our management team, we would likely be forced to expend significant time and money in the pursuit of replacement individuals, which may result in a delay in the implementation of our business plan and plan of operations. We may not be able to find satisfactory replacements on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man
life insurance policy that would assist us in recouping our costs in the event of the death or disability of a member of our management team. The loss of members of our management team, or our inability to attract or retain other qualified individuals, could have a material adverse effect on our business, results of operations and financial condition.
Our management team has limited experience managing a public company.
Most members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day
management of our business, which could adversely affect our business, financial condition, results of operations and prospects.

Certain of our directors and/or officers may have interests that compete with ours.
Certain of our directors and/or officers currently own, operate and manage other entities, which may have similar or different objectives than ours. Such activities could detract from the time these people have to allocate to our affairs. Dr. John Klock, our board member, owns and operates QT Imaging Center LLC, a California limited liability company that provides direct to consumer services to women wishing to undergo QT breast imaging.
The mishandling or the perceived mishandling of sensitive information, or the occurrence of data security breaches, could harm our business.
We expect that the QT Breast Scanner and our products under development and our Medical Scan as a Service will enable us to accumulate a significant amount of highly sensitive and/or confidential information, including medical images and other medical information. These images could be received by our customers or collaborators, such as radiologists and other professionals at cancer screening and other healthcare facilities, to increase the probability of early disease detection. While employee contracts generally contain standard confidentiality provisions, our employees, customers or collaborators may not properly handle or process sensitive or confidential data. The improper handling of sensitive or confidential data, or even the perception of such mishandling (whether or not valid), or other security lapses by us, our customers or collaborators, could reduce demand for such products or otherwise expose us to financial or reputational harm or legal liability.
In addition, any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of the sensitive or confidential information and data (including medical information), the loss, corruption, or alteration of this data, interruptions in our operations, or damage to our systems. Any such incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. An increasing number of digital platforms have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures and brand could be harmed and our results of operations could be negatively affected. Data security breaches and other incidents may also result from non-technical
means (e.g., actions by employees or contractors). Any compromise of our security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. Any such compromise could also result in damage to our reputation and a loss of confidence in our security and privacy or data protection measures. Any of these effects could materially and adversely affect our business, financial condition and results of operations.
Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.
Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our IT systems, which support our operations. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from, among others, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or similar disruptive problems. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of personally identifiable information. A cybersecurity breach could also hurt our reputation by adversely affecting the patients’ perception of the security of their information. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors or other organizations with which we expect to form strategic relationships. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenue, regulatory actions or litigations.
Exchange rate fluctuations between the U.S. dollar and other currencies and inflation may negatively affect our results of operations, and we may not be able to hedge our currency exchange risks successfully.
The U.S. dollar is our functional and reporting currency. Payments we receive from international distribution partners and others that purchase our products and services may be subject to currency fluctuations if the remitting party does not initiate payment in U.S. dollars. Given our general lack of currency hedging arrangements to protect us from fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar (and/or from inflation of such foreign currencies), we may be exposed to material adverse effects from such movements. Our exchange rate exposure may change over time as our business evolves and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. The rate of inflation in countries in which we sell and service our products, or in currency exchange rates, may materially change and we might not be able to effectively mitigate these risks.
If significant tariffs or other restrictions related to “trade wars” are placed on U.S. made products or any related counter-measures are taken by any of the countries in which we operate or expect to operate, our revenue and results of operations may be materially harmed.
If we are successful in commercializing the QT Breast Scanner and other products under development and require that we contract the manufacturing of volume production to an overseas partner, we will enter into, agreements with manufacturers and/or suppliers in Asia for the volume production of components, sub-assemblies
or the full assembly of the QT Breast Scanner and other products under development. If significant tariffs or other restrictions are placed by the United States government on imports or any related counter-measures are taken by the countries in which we have such manufacturing and outsourcing agreements, our business, financial condition and results of operations may be materially harmed. Alternatively, we may seek to shift production outside of the affected countries subject to tariffs or other restrictions, resulting in significant costs and disruption to our operations and business. Our business could also be impacted by retaliatory trade measures taken by other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our business, financial condition and results of operations.
Our business may be impacted by changes in general economic conditions.
Our business is subject to risks arising from changes in domestic and global economic conditions, including adverse economic conditions in markets in which we operate, which may harm our business. For example, the current
COVID-19
pandemic has caused significant volatility and uncertainty in U.S. and international markets. If our future customers significantly reduce spending in areas in which our technology and products are utilized, or prioritize other expenditures over our technology and products, our business, financial condition, results of operations and prospects would be materially adversely affected.

Disruption to the global economy could also result in a number of follow-on
effects on our business, including a possible slow-down resulting from lower customer expenditures; inability of customers to pay for products, solutions or services on time, if at all; more restrictive export regulations which could limit our potential customer base; negative impact on our liquidity, financial condition and share price, which may impact our ability to raise capital in the market, obtain financing and secure other sources of funding in the future on terms favorable to us.
In addition, the occurrence of catastrophic events, such as hurricanes, storms, earthquakes, tsunamis, floods, medical epidemics and other catastrophes that adversely affect the business climate in any of our markets could have a material adverse effect on our business, financial condition and results of operations.
QT Imaging, Inc. will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect QT Imaging’s business, results of operations, and financial condition.
As a public company, QT Imaging, Inc. will incur significant legal, accounting and other expenses that the company did not incur as a private company, including costs associated with public company reporting requirements. The company will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “
Sarbanes-Oxley Act
”), as well as rules implemented by the SEC and the Nasdaq. These rules and regulations are expected to increase the company’s legal and financial compliance costs and to make some activities more time consuming and costly, which may adversely affect investor confidence and could cause our business or stock price to suffer.
Risks Related to Healthcare Industry Shifts and Government Regulation
We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and services, and could cause us to incur significant costs.
QT Imaging’s ultrasound imaging products and associated services are subject to extensive pre-market
and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution;
pre-market
clearance and approval; conformity assessment procedures; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to occur, could lead to death or serious injury; post-market approval studies; and product import and export.
QT Imaging is also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of QT Imaging’s devices, labeling regulations and medical device reporting regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If we fail to comply with present or future regulatory requirements that are applicable, it may subject our company to enforcement action by the FDA, such as: warning or untitled letters; fines; injunctions; consent decrees; civil penalties; customer notifications; termination of distribution; recalls or seizures of products; administrative detention of medical devices believed to be adulterated or misbranded; delays in the introduction of products into the market; operating restrictions; total or partial suspension of production; refusal to grant future clearances or approvals for new products, new intended uses or modifications to our products; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal prosecution or penalties. The occurrence of any of these events may have a material adverse effect on QT Imaging’s business, financial condition and results of operations.
The laws and regulations to which QT Imaging and its products are subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
 See “Government Regulation” for a more detailed description of laws and regulations that affect our business and operations
.

Failure to comply with applicable regulation in the United States and in the countries where we will sell and distribute our products could harm our business.
QT Breast Scanner and other future products we develop are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts, the U.S. Department of Justice (the “
DOJ
”) and the U.S. Health and Human Services-Office of the Inspector General (the “
OIG
”). The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution;
pre-market
clearance and approval; conformity assessment procedures; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to occur, could lead to death or serious injury; post-market approval studies; and product import and export.
The regulations for products like QT Breast Scanner, products under development and services like Medical Scan as a Service have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales for any approved product. Failure to comply with applicable regulations could jeopardize our ability to sell our future products, if cleared or approved, and result in enforcement actions such as: warning or untitled letters; fines; injunctions; consent decrees; civil penalties; customer notifications; termination of distribution; recalls or seizures of products; administrative detention of medical devices believed to be adulterated or misbranded; delays in the introduction of products into the market; operating restrictions; total or partial suspension of production; refusal to grant future clearances or approvals for new products, new intended uses or modifications to our products; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal prosecution or penalties. The occurrence of any of these events would have a material adverse effect on our business, financial condition and results of operations and could result in stockholders losing their entire investment.
We may not receive, or may be delayed in receiving, the necessary clearances or approvals for our future products, and failure to timely obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.
See “
Government Regulation
” for a more detailed description of laws and regulations that affect our business and operations. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a pre-market
approval application (a “
PMA
”) from the FDA, unless an exemption applies. Clinical data are sometimes required to support a pre-market
approval application. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical,
clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. While we do not expect our products to be marketed under a PMA, should the FDA require we submit to a PMA approval process for any of our products, our business could suffer due to increased costs and timelines to receive such approvals.
If the FDA requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

The FDA can delay, limit or deny clearance or approval of a medical device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our product candidates are safe or effective for their intended uses;

•
the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical
studies or clinical trials;

•	serious and unexpected adverse effects experienced by participants in our clinical trials;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•	the manufacturing process or facilities we use may not meet applicable requirements; and

•
the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

In order to sell our products in member countries of the European Economic Area (“
EEA
”), our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene (“
CE
”) mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk
medical devices (Class I
non-sterile,
non-measuring
devices), where the manufacturer can issue a European Community (“
EC
”) Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a member state of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.
QT Imaging, Inc. cannot be certain that it will be successful in meeting and continuing to meet the requirements to market a medical device in the EEA under the new regulatory framework called the Medical Device Regulation (“
MDR
”). The MDR went into force in May 2017 but allowed a three-year transition period until May 2020 for Member States, regulatory authorities, and medical device stakeholders to come into compliance with the new requirements. A one-year
delay of the compliance date of the MDR was implemented in response to the
COVID-19
pandemic, and the directive entered into application on May 26, 2021. Compared to the earlier regulatory framework of Medical Device Directive (“
MDD
”), the MDR promotes a shift from the
pre-approval
stage (i.e., the path to CE Marking) to a life-cycle approach and places greater emphasis on clinical data and clinical evaluations to assure the safety and performance of new medical devices. Moreover, the MDR includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the European Union, and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EEA. Approval and CE marking procedures vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval or CE mark in other countries might differ from that required to obtain FDA clearance. The regulatory approval or CE marking process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory approval or the CE marking of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval or a CE mark in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval or a CE mark in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA clearance in the United States.
Recent initiatives by the FDA to enhance and modernize various regulatory pathways for device products and its overall approach to safety and innovation in the medical technology industry creates the possibility of changing product development costs, requirements, and other factors and additional uncertainty for QT Imaging’s future products and business.
Regulatory requirements may change in the future in a way that adversely affect QT Imaging, Inc. Any change in the laws or regulations that govern the clearance and approval processes or the post-market compliance requirements relating to QT Imaging’s current and future products and associated services could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. For example, the FDA and other government agencies have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks, if any of QT Imaging’s products and associated services are considered susceptible to third-party tampering.
In December 2016, Congress passed the 21st Century Cures Act, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials. In August 2017, Congress passed the Medical Device User Fee reauthorization package, which affects medical device regulation both pre-
and post-approval and could have certain impacts on our business. Since that time, the FDA has announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety, and issued a proposed rule to formalize the de novo classification process to provide clarity to innovative device developers. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for QT Imaging products and associated services.
It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect QT Imaging’s business, as some of the FDA’s new medical device safety and innovation initiatives have not been formalized and remain subject to change. For example, a 2018 Medical Device Safety Action Plan announced by former FDA Commissioner Gottlieb included a particular focus on post-market surveillance and how to respond when new safety concerns emerge once a product is on the market. The increased attention that the medical technology industry is receiving from FDA leadership that understands the challenging and rapidly changing nature of the U.S. health care system creates the possibility of unanticipated regulatory and other potential changes to QT Imaging’s products and its overall business.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.
We are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we are required to submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.
The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•	untitled letters or warning letters;

•	fines, injunctions, consent decrees and civil penalties;

•	recalls, termination of distribution, administrative detention, or seizure of our products;

•	customer notifications or repair, replacement or refunds;

•	operating restrictions or partial suspension or total shutdown of production;

•	delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations of new products, new intended uses, or modifications to existing products;

•	withdrawals or suspensions of product clearances or approvals, resulting in prohibitions on sales of our products;

•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

•	criminal prosecution.
Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, the FDA or state or foreign authorities may change their clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay clearance or approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances or approvals, increase the costs of compliance or restrict our ability to maintain any approvals we are able to obtain.
Our products must be manufactured in accordance with federal, state and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.
The methods used in, and the facilities used for, the manufacture of our products must comply with the Quality System Regulation (“
QSR
”), which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. As manufacturers of electron radiation-emitting products, we are also responsible for compliance with the radiological health regulations and certain radiation safety performance standards.

Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing.
Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA or state or foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers or our employees.
Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.
We have limited experience in identifying and working with large-scale contracts with medical device manufacturers.
To achieve the levels of production necessary to commercialize the QT Breast Scanner and any other future products or product candidates, we will need to secure large-scale manufacturing agreements with contract manufacturers that comply with the manufacturing standards prescribed by various federal, state and local regulatory agencies in the U.S. and any other country of use. We have limited experience coordinating and overseeing the manufacturing of medical device products on a large-scale. Manufacturing and control problems could arise as we attempt to commercialize our products and manufacturing may not be completed in a timely manner or at a commercially reasonable cost. In addition, we may not be able to adequately finance the manufacturing and distribution of our products on terms acceptable to us, if at all. If we cannot successfully oversee and finance the manufacturing of our products after receiving regulatory approval, we may not generate sufficient revenue to become profitable.
The misuse or
off-label
use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
Advertising and promotion of our existing product, and products under development that obtain approval in the United States may be heavily scrutinized by the FDA, the DOJ, HHS, state attorneys general, members of Congress, and the public. In addition, advertising and promotion of any future product that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.
The QT Breast Scanner is, and we expect will continue to be, cleared by the requisite regulatory authorities for specific indications. We expect to train our marketing personnel and direct sales force to not promote our devices for uses outside of the
FDA-approved
indications for use, known as
“off-label
uses.” We cannot, however, prevent a physician from using our devices off-label,
when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our devices off-label.
Furthermore, the use of our devices for indications other than those approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among healthcare providers and patients.

If the FDA or any state or foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label
use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label
use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. We may become subject to such actions and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations. Equivalent laws and potential consequences exist in foreign jurisdictions.
In addition, if our products are cleared or approved, healthcare providers may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.
Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
Our existing product and products under development that receive clearance or approval will be subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or other regulatory bodies could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.
The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.
Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances or approvals for the device before we may market or distribute the corrected device. Seeking such clearances or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.
Our QT Breast Scanner technology may become obsolete.
Our QT Breast Scanner may become obsolete prior to commercialization by new scientific or technological developments, or by others with new technologies that are more efficient, precise and/or more economical than the QT Breast Scanner or our future product candidates. Any one of our competitors could develop a more effective product which would render our technology obsolete. In addition, it is possible that competitors may use similar technologies, equipment or devices to attempt to create a product similar to the QT Breast Scanner. Further, new technological and scientific developments could cause our QT Breast Scanner and future product candidates to become obsolete. Further developments and innovation in the area of medical imaging could require us to reconfigure the QT Breast Scanner or our future product candidates, which may not be commercially feasible, or cause them to become obsolete. Lastly, our ability to achieve significant and sustained growth in our key target markets will depend upon our success in market penetration, utilization, publication, our reimbursement efforts and medical education. Our products may not remain competitive with products based on new technologies. If we fail to sell products that satisfy our customers’ demands, or respond effectively to new product announcements by our competitors, then market acceptance of our products could be reduced and our business, results of operations and financial condition could be adversely affected.
Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Physicians, other healthcare providers, and third-party payors will play a primary role with respect to our current products and any future products for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
The U.S. federal healthcare program Anti-Kickback Statute (the “
Anti-Kickback Statute
”) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend medical devices, including certain discounts, or engaging consultants as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants. Liability may be established without a person or entity having actual knowledge of the Anti-Kickback Statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws, including, without limitation, our Medical Scan as a Service model. QT Imaging’s compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the OIG, CMS, and the U.S. Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws.

•
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In recent years, several healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable,
uses. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of tens of thousands of dollars per false claim or statement. Healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government
health benefit programs.

•
The Health Insurance Portability and Accountability Act of 1996 (“
HIPAA
”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“
HITECH
”), imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by HITECH, and their respective implementing regulations impose obligations, including mandatory contractual terms, on covered healthcare providers, health plans, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•
The Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report to the federal government payments and transfers of value that they make to physicians and teaching hospitals, certain other healthcare professionals beginning in 2022, group purchasing organizations, and ownership interests held by physicians and their families, and provides for public disclosures of these data. Manufacturers are required to submit annual reports to the government and failure to do so may result in civil monetary penalties for all payments, transfers of value and ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws and regulations.

•
Many states have adopted laws and regulations analogous to the federal laws cited above, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Several states have enacted legislation requiring medical device companies to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; and/or register their sales representatives. Some states prohibit specified sales and marketing practices, including the provision of gifts, meals, or other items to certain health care providers.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs. Additionally, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any product. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
Changes in laws or regulations relating to data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially and adversely affect our business or could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
We may receive health information and other highly sensitive or confidential information and data of patients and other third parties, which we may compile and analyze. Collection and use of this data might raise privacy and data protection concerns, which could negatively impact our business. There are numerous federal, state and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data, and the scope of such laws and regulations may change, be subject to differing interpretations, and may be inconsistent among countries and regions we intend to operate in (e.g., the U.S., the European Union and Israel), or conflict with other laws and regulations. The regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and this or other actual or alleged obligations may be interpreted and applied in a manner that we may not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other rules or practices including ours. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of relevant users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and candidate products, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process patients’ data or develop new services and features.
In particular, we will be subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. For instance, California enacted the California Consumer Privacy Act (“
CCPA
”) on June 28, 2018, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states.
In addition, we expect to obtain health information that is subject to privacy and security requirements under HITECH and its implementing regulations. The privacy standards and security standards under HIPAA establish a set of standards for the protection of individually identifiable health information by health plans, health care clearinghouses and certain health care providers, (collectively referred to as “
Covered Entities
”), and the business associates with whom Covered Entities enter into service relationships pursuant to which individually identifiable health information may be exchanged. Notably, whereas HIPAA previously directly regulated only Covered Entities, HITECH makes certain of HIPAA’s privacy and security standards also directly applicable to Covered Entities’ business associates. As a result, both Covered Entities and business associates are now subject to significant civil and criminal penalties for failure to comply with privacy standards and security standards. As part of our normal operations, we expect to collect, process and retain personal identifying information regarding patients, including as a business associate of Covered Entities, so we expect to be subject to HIPAA, including changes implemented through HITECH, and we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA. A data breach affecting sensitive personal information, including health information, also could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
HIPAA requires Covered Entities (like many of our potential customers) and business associates, like us, to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HITECH expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides for civil monetary penalties for HIPAA violations. HITECH also increased the civil and criminal penalties that may be imposed against Covered Entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and its implementing regulations and seek attorney’s fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.
Internationally, many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure and/or other processing of personal data, as well as certification requirements for the hosting of health data specifically. Such laws and regulations may include data hosting, data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions, international transfer laws (which prohibit or impose conditions upon the transfer of such data from one country to another), or may require companies to implement privacy or data protection and security policies, enable users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data or obtain individuals’ consent to use their personal data. For example, European legislators adopted the European Union’s General Data Protection Regulation (2016/679) (“
GDPR
”), which became effective on May 25, 2018, and are now in the process of finalizing the ePrivacy Regulation to replace the European ePrivacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC). The GDPR, supplemented by national laws and further implemented through binding guidance from the European Data Protection Board, imposes more stringent European Union data protection requirements and provides for significant penalties for noncompliance. Further, the United Kingdom’s initiating a process to leave the European Union has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, the United Kingdom has brought the GDPR into domestic law with the Data Protection Act of 2018 which will remain in force, even if and when the United Kingdom leaves the European Union.
Virtually every jurisdiction in which we expect to operate has established its own data security and privacy legal framework with which we must, and our target customers will need to, comply, including the rules and regulation mentioned above. We may also need to comply with varying and possibly conflicting privacy laws and regulations in other jurisdictions. As a result, we could face regulatory actions, including significant fines or penalties, adverse publicity and possible loss of business.
While we are preparing to implement various measures intended to enable us to comply with applicable privacy or data protection laws, regulations and contractual obligations, these measures may not always be effective and do not guarantee compliance. Any failure or perceived failure by us to comply with our contractual or legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our customers, partners or patients to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers or partners may limit the adoption and use of, and reduce the overall demand for, our products and services. Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put the data we have received at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our customers, partners or patients to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
If we do not obtain and maintain international regulatory registrations, clearances or approvals for our products, we will be unable to market and sell our products outside of the United States.
Sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. Approval procedures vary among countries and can involve additional testing. The time required to obtain approval outside of the United States may differ substantially from that required to obtain FDA approval. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the clearance or approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations, clearances or approvals, can be expensive and time-consuming, and we may not receive regulatory clearances or approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations, clearances or approvals, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory clearances or approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.
Regulatory clearance or approval by the FDA does not ensure registration, clearance or approval by regulatory authorities in other countries, and registration, clearance or approval by one or more foreign regulatory authorities does not ensure registration, clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining registration or regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.
Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.
More recently, in September 2019, the FDA finalized guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our future products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval or clearance that we may have obtained and we may not achieve or sustain profitability.
On April 5, 2017, the European Parliament passed the MDR (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area (EEA) Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
The MDR become applicable three years after publication (in 2020). The new regulations will, among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for follow-up regarding the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

•	strengthened rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.
These modifications may have an effect on the way we conduct our business in the EEA.
Healthcare reform laws could adversely affect our products and financial condition.
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including limiting access to care, alternative delivery models and changes in the methods used to determine reimbursement scenarios and rates, are ongoing at the federal and state government levels.
In March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 (collectively, the “
ACA
”), which included measures that significantly changed the way healthcare is financed by both governmental and private insurers. While a primary goal of these healthcare reform efforts was to expand coverage to more individuals, it also involved additional regulatory mandates and other measures designed to constrain medical costs. The ACA significantly impacts the medical device industry. Among other things, the ACA:

•
Imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which, through a series of legislative amendments, was suspended, effective January 1, 2016 and subsequently repealed altogether on December 20, 2019;

•
Establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•
Implements Medicare payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

In addition, the ACA and related healthcare reform laws, regulations and initiatives have significantly increased regulation of managed care plans and decreased reimbursement under Medicare managed care. Moreover, to alleviate budget shortfalls, states have reduced or frozen payments to Medicaid managed care plans. We cannot accurately predict the complete impact of these healthcare reform initiatives, but they could lead to a decreased demand for medical devices and other outcomes that could adversely impact our business and financial results.
Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, the Tax Cuts and Jobs Act (the “
TCJA
”) enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. This decision was subsequently appealed, and on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the decision of the district court that the individual mandate, as amended by the TCJA, was unconstitutional. The Fifth Circuit remanded the case to the district court to consider a remedy, including to consider and explain which provisions of the ACA are inseverable and invalid. It is unclear how this litigation, including all future hearings and appeals, and other efforts to challenge, repeal or replace the ACA, or portions thereof, will affect our future products or our business. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have an adverse effect on our industry generally and on our ability to commercialize our future products and achieve profitability.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the
COVID-19
pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site
inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to QT Imaging’s Intellectual Property
It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
We rely upon a combination of patents and trade secrets to protect the intellectual property related to our proprietary technologies. Our success depends significantly on our ability to obtain and maintain intellectual property protection with respect to our technology and products. Patents and other proprietary rights provide uncertain protections, and we may be unable to protect our intellectual property for reasons including those that result from complex factual and legal issues such as those that create uncertainty as to the validity, scope and enforceability of any particular patent that we hold or for which we have applied. As a result, we may be unsuccessful in defending our patents and other proprietary rights against third-party challenges, which could have a material adverse effect on our business.

Our company uses a combination of patents, trademarks and copyrights to protect our intellectual property. Although we currently have active U.S. and European patents and patents pending with the U.S. Patent & Trademark Office, and have filed to obtain patent coverage for our technology in the UK, France, Germany, Italy, Netherlands and Spain, there are aspects of the technology for which patent coverage may never be sought or received. Additionally, we may in the future obtain, certain intellectual property related to our technology from third parties, and we cannot be certain that such third parties took the necessary actions to maintain such rights or that the transfer of such rights to us was proper and effective. We may, as a result, be subject to claims challenging the ownership or enforceability of such rights. Furthermore, we may not possess the resources to, or for other reasons may not choose to, pursue patent protection on every invention or in any or every country where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired for those technologies with respect to which, and in those countries where, we have no patent protection. In addition, there is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or later invalidate or narrow the scope of an issued patent. Even if patents do successfully issue and even if such patents cover our technology, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of our technology.
In addition, for patents that do issue based on our applications or future applications, any issued patents may not provide us with any competitive advantages. Competitors may be able to design around our patents and develop products that provide outcomes comparable or superior to ours. Any changes we make to our product or any future products, including designs that may be required for commercialization or that cause them to have what we view as more advantageous properties, may not be covered by patents and patent applications we have licensed or own, and we may be required to file new applications and/or seek other forms of protection for any such altered products if any such protection is available. In addition, the patent prosecution process is expensive, time-consuming and complicated, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file, prosecute and maintain all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current or future licensors, licensees or collaborators will fail to identify patentable aspects of inventions before it is too late to obtain patent protection for them. In addition, if we choose to and are able to secure patent protection in countries outside the U.S., the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. For instance, the legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights.
Some countries also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. Our efforts to seek patent protection for our technology could be negatively impacted by any such changes, which could have a material adverse effect on our existing patent rights and our ability to protect and enforce our intellectual property in the future. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements.

We may come to believe that third parties are infringing on, or otherwise violating, our patents or other proprietary rights. To prevent infringement or unauthorized use, we may need to file infringement and/or misappropriation suits, which are very expensive and time-consuming, could result in meritorious counterclaims against us and would distract management’s attention. Also, in an infringement or misappropriation proceeding, a court may decide that one or more of our patents is invalid, unenforceable, or both, in which case third parties may be able to use our technology without paying license fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the grounds that the other party’s activities are not covered by our patents.
In addition to patents, we rely on trade secrets to protect our technology; however, the policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome may be unexpected. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop knowledge, methods and know-how
that allow them to create substantially similar products or services without misappropriating our trade secrets. If we are unable to protect our trade secrets, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.
Patent terms may be inadequate to protect our competitive position on our future products for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S.
non-provisional
filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our future products are obtained, once the patent life has expired, we may be open to competition from competitive products.
Given the amount of time required for the development, testing and regulatory review of new products, patents protecting our future products might expire before or shortly after we or our future partners commercialize those products. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours for a sufficient amount of time, and, as a result, we may not be able to obtain adequate protection from our patent portfolio against competition, in spite of the time and effort invested in the commercialization of our future products.
Claims that our technology or our future products or the sale or use of our future products infringe the patents or other intellectual property rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.
Because our industry is characterized by competing intellectual property, we may be subject to legal actions for violating the intellectual property rights of others, including claims that former employees, collaborators or third parties have an interest in our patents, trade secrets or other intellectual property. For example, we may have inventorship or ownership disputes arising from conflicting obligations of employees, consultants or others who are involved in developing our technology or our products.
We also may be required to participate in interference, derivation or opposition proceedings that concern disputes regarding priority of inventions disclosed in our patents. Determining whether a product infringes a patent, as well as priority of inventions and other patent-related disputes, involves complex legal and factual issues and the outcome is often uncertain. We have not conducted any significant search of patents issued to third parties, and third-party patents containing claims covering our technology or methods that predate our patents may exist. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to medical imaging technologies), our competitors or other third parties may assert that our technology and the methods we employ in the use of products incorporating our technology are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents that our technology or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe.
As the number of competitors in the market for medical imaging technologies increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can, including if they have substantially greater resources. Defending against such litigation is costly and time consuming, and would distract our management from our business. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.
In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate those rights or the terms of a license to which we are a party, we could be prevented from selling any infringing products of ours unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign, we might be prevented from selling our technology or other future products. If we are able to redesign, we may need to invest substantial resources in the redesign process. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties, or we may be required to enter into cross-licenses with our competitors. In any of these circumstances, we may be unable to sell our products at competitive prices or at all, and our business, financial condition, results of operations and prospects could be harmed.
In addition, we may be required to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our products. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or distributors, or may be required to obtain licenses for the products or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our distributors may be forced to stop distributing our products or services, and our customers may be forced to stop using our products or services.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during discovery. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the price of our ordinary shares. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our ordinary shares.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we or our future licensors do not comply with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on a patent and patent application are due to be paid to the patent offices and agencies in several stages over the lifetime of the patent and patent application. The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we may be required to rely on our licensing partners to take the necessary action to comply with these requirements with respect to patents or other intellectual property they have licensed to us. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance, which could include failure to respond to official actions within prescribed time limits, non-payment
of fees and failure to properly legalize and submit formal documents, can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market and compete with our products, which would have a material adverse effect on our business.
We may be subject to claims that our employees, consultants or advisers have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees, consultants and advisers, including our senior management, were previously employed at other companies that may have proprietary rights related to our business. Some of these employees, consultants and advisers, including members of our senior management, executed proprietary rights, non-disclosure
and
non-competition
agreements in connection with such previous employment. Although we try to ensure that such individuals do not use the proprietary information or know-how
of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We are not aware of any such disclosures, or threatened or pending claims related to these matters, but in the future, litigation may be necessary to defend against such claims. If we fail in defending any such claims, we may lose valuable intellectual property rights or personnel, in addition to possibly paying monetary damages and being enjoined from conducting our business as contemplated. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
Additionally, a licensor, collaborator, employee, consultant, adviser or other third party may dispute our or our licensor’s ownership of certain intellectual property rights. We seek to address these concerns in our contractual agreements; however, we may not have contractual arrangements with the party in question and/or such provisions may not be effective. If these provisions prove to be ineffective, we may not be able to achieve our business objectives. If we or our licensors fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, financial condition and results of operations.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered and unregistered trademarks or trade names are valuable assets and may be challenged, infringed, circumvented or declared generic or determined to infringe third party’s marks. We may not be able to protect our rights to these trademarks and trade names, which may be necessary to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. We have not conducted any registrability studies for possible future trademarks to assess whether such marks would be successfully registered. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. In addition, we may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and adversely affect our competitive position, business, financial condition, results of operations and prospects.

Our rights to develop and commercialize our products may be subject to the terms and conditions of licenses and sublicenses granted to us by third parties.
We rely on licenses and sublicenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products, including the software modules and cloud software that are integrated into QT Breast Scanner and products and services, including Medical Scan as a Service. These and other licenses may not provide exclusive rights to use such intellectual property in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products and the underlying patents may fail to provide the intended exclusivity. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in the markets that we hope to address. Moreover, we would not own at least some of the underlying intellectual property rights related to these products, and as a result our rights would be subject to the continuation and compliance with the terms of those agreements. If such in-licenses
were terminated, competitors would have the freedom to develop, seek regulatory approval of, and to market, products similar or identical to ours.
In addition, these license agreements may not grant us the right to control the preparation, filing, prosecution or maintenance of patents and patent applications covering our products. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted or maintained in a manner consistent with the best interests of our business. If our current or future licensing partners fail to file, prosecute or maintain such patents, including the payment of applicable fees, or otherwise lose rights to those patents or patent applications, the intellectual property we have licensed or exclusivity we have been granted may be reduced or eliminated, and our right to develop and commercialize any of our future products that are subject of such licensed rights, and our ability to prevent competitors from developing or commercializing such products, could be adversely affected. In addition, even where we have the right to control patent prosecution and maintenance of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
Pursuant to the terms of such license agreements, the licensors may also have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity or unenforceability of these patents. Even if we are permitted to pursue the enforcement or defense of our licensed patents, we may require the cooperation of our future licensors or collaboration partners and any other applicable patent owners and we cannot be certain that such cooperation will be provided to us. We also cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If we lose any of our licensed intellectual property, our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected.
In addition, our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license.
If other third parties have ownership rights to our
in-licensed
patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technologies. In addition, if our licensors have not obtained adequate rights from these third parties, we may need to obtain additional rights from these third parties or we could be prevented from developing and commercializing the related products. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, in which event we may have to cease developing, manufacturing or marketing any product covered by these agreements and we may face other additional penalties or be required to grant our licensors additional rights. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
We may be required to pay certain milestones and royalties and fulfill other obligations under our license agreements with third-party licensors.
We may be required to pay milestones and royalties related to our development or commercialization activities of our products utilizing the technologies licensed or sublicensed from third parties under license agreements we may enter into with them. These payments could adversely affect our overall profitability related to any future products that we may seek to develop or commercialize. In order to maintain our license rights under our license agreements, we may need to meet certain specified milestones or fulfill certain obligations, including to devote a certain amount of resources, in the development of our products. Failure to satisfy such obligations could result in the termination of our rights under such agreements.
If we choose to license our technology to third parties, this could result in disputes or otherwise limit our future operations.
We may also in the future, as one of our strategies, deploy our technology into the market and license patents and other intellectual proprietary rights to third parties. Disputes with our licensees may arise, including regarding the scope and content of these licenses. Additionally, a licensee may use our intellectual property without our permission, dispute our ownership of certain intellectual property rights or argue that our intellectual property does not cover our product. Regardless of whether we pursue legal action to enforce any such dispute, a dispute with a licensee or customer over intellectual property rights may damage our relationship with that licensee or customer and may also harm our reputation in the industry. Our ability to expand into additional fields with our technologies also may be restricted by licenses or other rights we may grant to third parties in the future, including if the licenses are exclusive, the licensee is assigned ownership of intellectual property that we develop or rights of first negotiation or refusal are granted.
Other General Risks Applicable to QT Imaging
Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
Our employment agreements generally include covenants not to compete. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work at all or for a sufficient duration of time to prevent members of our management team from competing with us.
We may not be able to attract and retain the highly skilled employees we need to support our planned growth.
To continue to execute our business and our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense. We may not be successful in attracting and retaining qualified personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, financial condition, results of operations and future growth prospects could be severely harmed.

We plan to expand our operations and may not be able to manage our growth effectively, which could strain our resources and delay or derail implementation of our business objectives.
We will need to significantly expand our operations to implement our longer-term business plan and growth strategies, including building and expanding our internal organizational infrastructure to manage the regulatory approval process with the FDA for our product candidates. We will also be required to manage and form new relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, consultants and other third parties. This expansion and these new relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, and procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly if there are limited financial resources and skilled employees available at the time. We cannot assure that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. If we cannot manage our growth initiatives, we will be unable to commercialize our products on a large-scale in a timely manner, if at all, and our business could fail.
If we do not manage our growth or control costs related to growth, our financial condition, results of operations and future growth prospects will suffer.
Our existing systems, facilities, procedures and personnel may not be adequate to support our future growth and operations. We intend to grow our business by expanding our customer base, sales force, and product offerings. Growth could place significant strain on our management, employees, operations, financial systems, and other resources. To accommodate significant growth, we could be required to open additional facilities, expand and improve or information systems and procedures, and hire, train, motivate and manage a growing workforce, all of which would increase our costs. Further, we may not succeed in our plans to accelerate or manage growth by expanding operations, personnel and other resources, or achieve results that are timely and profitable.
Industry data, projections and estimates relied upon by us are inherently uncertain, subject to interpretation and may not have been independently verified.
Information concerning our industry and the markets in which we operate and intend to operate, including industry projections and estimates, is obtained from publicly available information released by independent industry and research organizations and other third-party sources. We have not independently verified any such third-party information. In addition, projections, assumptions and estimates of the future performance of the industry in which we operate are subject to uncertainty and risk due to a variety of factors. As a result, inaccuracies in third-party information, or in the projections, may adversely impact the assumptions that are relied upon for our internal business planning and in the analysis of investors.
We intend to use a portion of the proceeds we receive as a result of the Business Combination to build-up
the sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not be able to successfully commercialize QT Breast Scanner or products under development.
We intend to
build-up
our sales and marketing organization using some of the proceeds we receive as a result of the Business Combination. We will have to compete with established and well-funded medical device companies, and companies in the healthcare sector to recruit, hire, train, and retain sales and marketing personnel and the supporting infrastructure. Many of these companies we will be competing with are well-established in the medical imaging business or in the healthcare sector, and have significantly more resources than we do and we may not be attractive to talented personnel seeking employment because of our size, newness of our products and services and a lack of established market presence. If we are unsuccessful in recruiting sales and marketing personnel, building a sales and marketing infra-structure, or entering into agreements with distribution partners that can help accelerate our penetration and market-share and brand-identity, we could adversely affect our business, operating results, and financial condition.
Factors that may inhibit our efforts to commercialize QT Breast Scanner and products under development include:

•	inability to retain adequate numbers of effective sales and marketing personnel;

•	the lack of complementary products and services to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization;
Technological change may adversely affect sales of our products and may cause our products to become obsolete.
The medical device market is characterized by extensive research and development, and rapid technological change. Technological progress or new developments in our industry could adversely affect clinical adoption of QT Breast Scanner and our other products under development, which could be rendered obsolete because of future innovations by our competitors with traditional methods like MRI, HHUS or mammography. We may be limited by resources, including qualified personnel, funds for capital investments, and other constraints from offering improvements to our products and services and our business, operating results and financial condition will suffer as a result.
If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our technology may become less useful or obsolete and our operating results and financial condition will suffer.
Companies offering traditional medical imaging systems, such as General Electric, Siemens, Philips, Hologic, Varian, Fuji, Toshiba and Hitachi, are better established in the market than we are, have greater corporate, financial, operational, sales and marketing resources than we do, or have more experience in research and development than we have. Successful developments by these companies using 3D ultralow frequency transmitted sound imaging or other technologies by competitors resulting in new approaches for medical imaging, including technologies, products or services that are more effective or commercially attractive, could make our technology less useful or obsolete. We may also face opposition from certain industry leaders, who may have political influence and the ability to delay deployment of QT Breast Scanner and other products under development in certain geographical areas.
Our competitive position also depends on our ability to:

•	generate widespread awareness, acceptance and adoption of our technology and future products or services;

•	develop new or enhanced technologies or features that improve the convenience, efficiency, safety or perceived safety, and productivity of our technology and future products or services;

•	properly identify customer needs and deliver new products or services or product enhancements to address those needs;

•	limit the time required from prototype development to commercial production;

•	limit the timing and cost of regulatory approvals;

•	attract and retain qualified personnel and collaborators;

•	protect our inventions with patents or otherwise develop proprietary products and processes; and

•	secure sufficient capital resources to expand both our continued research and development, and sales and marketing efforts.
If our technology is not, or our future products or services are not, competitive based on these or other factors, our business would be harmed.
We may be unable to sustain revenue growth or profitability.
Our ability to increase revenue in future periods will depend on our ability to successfully penetrate our target markets and increase sales of our products which will, in turn, depend in part on our success in growing our customer base and obtaining reorders from those customers. New products and services will also need to be developed and approved or cleared by the FDA and foreign regulatory agencies. Our ability to become profitable and sustain profitability is highly dependent on our ability to sustain revenue growth and to successfully manage our costs. We are also subject to potential headwinds—adverse economic conditions in the markets we serve, political turmoil, pandemic and disease, acts of God, and other unforeseen factors beyond our control that may affect our ability to sustain revenue and profitability.
Evolving regulations and new laws will increase our costs and expenses.
A newly passed ballot initiative in California, the California Privacy Rights Act (“
CPRA
”), which became operational on January 1, 2023, expands on the CCPA, creating new consumer rights and protections, including: the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of “sharing” consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information, including geolocation data to third parties. We will need to evaluate and potentially update its privacy program to ensure compliance with the CPRA and may incur additional costs and expenses in its effort to comply.
Our marketing efforts, including any social media marketing efforts that we may implement in the future, may expose our company to additional regulatory scrutiny, including from the Federal Trade Commission (the “FTC”) and other consumer protection agencies and regulators.
In addition to the laws and regulations enforced by the FDA, advertising for various services and for non-restricted
medical devices is subject to federal
truth-in-advertising
laws enforced by the FTC, as well as comparable state consumer protection laws. QT Imaging’s efforts to promote its prescription products via direct-to-consumer
marketing and social media initiatives may subject us to additional scrutiny of its practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for business services, consumer-directed products, and non-restricted
medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and its products’ endorsers, among other potential issues. The FDA oversees the advertising and promotional labeling for restricted medical devices and ensures, among other things, that there is effective communication of, and a fair and balanced presentation of, the risks and benefits of such high-risk medical devices.
Under the Federal Trade Commission Act (“
FTC Act
”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which QT Imaging would be able to market services or products in the future, or criminal prosecution. Any plans to increase our advertising activities that may be subject to these federal and state truth-in-advertising
laws. Any actual or perceived
non-compliance
with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt QT Imaging’s business operations, cause damage to our reputation, and result in material adverse effects on our business and financial performance.
The FDA requires that promotional labeling be truthful and not misleading, including with respect to any comparative claims made about competing products or technologies. In addition to FDA implications, the use of comparative claims also present risk of a lawsuit by the competitor under federal and state false advertising and unfair competition statutes (e.g., the Lanham Act) or unfair and deceptive trade practices law, and possibly also state libel law. Such a suit may seek injunctive relief against further advertising, a court order directing corrective advertising, and compensatory and punitive damages where permitted by law. Further, notwithstanding the ultimate outcome of any Lanham Act or similar complaint, QT Imaging’s reputation and relationship with certain customers or distribution partners may be harmed as a result of the allegations related to its products or its business practices more generally.
Other General Risks Related to GigCapital5
Certain of GigCapital5’s warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of GigCapital5 Common Stock.
As of February 1, 2024, 795,000 Private Placement Warrants were outstanding. These warrants will become exercisable 30 days after completion of the Business Combination provided that GigCapital5 has an effective registration statement under the Securities Act covering the shares of GigCapital5 Common Stock issuable upon exercise and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or GigCapital5 permits holders to exercise their warrants on a cashless basis under certain circumstances). Once these warrants become exercisable, GigCapital5 may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by GigCapital5 so long as they are held by the initial purchasers or any of their permitted transferees. Under GAAP, GigCapital5 is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of GigCapital5’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by GigCapital5, the requirements for accounting for these warrants as equity are not satisfied. Therefore, GigCapital5 is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of GigCapital5 Common Stock.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We will be subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
Following the consummation of the Business Combination, the Company’s only significant asset is its ownership interest in the Combined Company and such ownership may not be sufficient to pay dividends or make distributions or loans to enable the Company to pay any dividends on the Company Common Stock or satisfy its other financial obligations.
Following the consummation of the Business Combination, the Company has no direct operations and no significant assets other than its ownership of the Combined Company. Upon the Closing, the Company and certain investors, the QT Imaging equity holders, and directors and officers of QT Imaging and its affiliates became stockholders of the Combined Company. The Company depends on the Combined Company for distributions, loans and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company and to pay any dividends with respect to the Combined Company Common Stock. The financial condition and operating requirements of the Combined Company may limit the Company’s ability to obtain cash from the Combined Company. The earnings from, or other available assets of, the Combined Company may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on the Company Common Stock or satisfy its other financial obligations.
The ability of the Combined Company to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which the Combined Company is party from time to time, including the existing loan and security agreement described in “
QT Imaging’s Management’s Discussion and Analysis of Financial Condition and Results of Operations
,” and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from the Combined Company will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from the Combined Company will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

Subsequent to the consummation of the Business Combination, the Combined Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Although GigCapital5 has conducted due diligence on QT Imaging, GigCapital5 cannot assure you that this diligence revealed all material issues that may be present in QT Imaging’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Gigcapital5’s and QT Imaging’s control will not later arise. As a result, the Combined Company may be forced to later write-down or write-off assets,
restructure its operations, or incur impairment or other charges that could result in losses. Even if GigCapital5’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the GigCapital5’s preliminary risk analysis. Even though these charges may be non-cash items
and may not have an immediate impact on the Combined Company’s liquidity, the fact that the Combined Company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the Combined Company to be unable to obtain future financing on favorable terms or at all.
Following the consummation of the Business Combination, the Combined Company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
Following the consummation of the Business Combination, the Combined Company will face increased legal, accounting, administrative and other costs and expenses as a public company that the Combined Company does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “
PCAOB
”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the Combined Company to carry out activities QT Imaging has not done previously. For example, the Combined Company will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the Combined Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Combined Company reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Combined Company’ status as a public company may make it more difficult to attract and retain qualified persons to serve on the Combined Company Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Combined Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Risks Related to the Business Combination
The equity value of the Combined Company is affected by the existence of the Founder Shares having been purchased by the Sponsor at a nominal purchase price, and the Sponsor may make a profit on its investment in circumstances where holders of GigCapital5’s Public Shares would not.
The offering price of GigCapital5 Units was $10.00 per unit. However, the Sponsor paid only $25,000 for the Founder Shares, or approximately $0.0043592 per share after adjustment for forfeitures. The equity value of the Combined Company will be based upon all outstanding shares of Combined Company Common Stock, including the Founder Shares. As equity value is equal to enterprise value plus net cash, the fact that the Sponsor has paid less cash for shares of GigCapital5 Common Stock than the Public Stockholders means that there is less cash resulting from the issuance of the Founders Shares for purposes of increasing the value of the Combined Company from its enterprise value to its equity value, but the equity value is equal to the sum of all Combined Company Common Stock multiplied by its stock price. As a result, the value of any non-redeemed
Public Shares upon the closing of the Business Combination may be significantly less than they would have been if the Sponsor had paid a purchase price for the Founder Shares similar to that paid for the purchase of GigCapital5 Units in the GigCapital5 Offering.
The following example shows the impact on equity valuation of the Founder Shares. Considering just GigCapital5 prior to the consummation of the Business Combination (i.e., no shares issued as merger consideration are included in this hypothetical determination of equity valuation), if because GigCapital5 is not an operating company it is assumed that its equity value is equal to its cash and no enterprise value is attributed to it, that would result in an equity value of approximately $41.4 million at the time that GigCapital5 entered into the Business Combination Agreement. As of that same time, there were 10,559,050 shares of GigCapital5 Common Stock outstanding. This implies a per share equity value of $3.92 as of the time that GigCapital5 entered into the Business Combination Agreement, which is substantially less than either the implied purchase price for shares of GigCapital5 Common Stock at the time of the GigCapital5 Offering or the amount that would be paid to any Public Stockholder exercising its Redemption Rights. It also would represent a significant implied profit for the Sponsor, compared to what it paid for the Founder Shares.
Furthermore, the Stock Subscription Financing implies a value for a share of Combined Company Common Stock at $2.50 per share, which increases the likelihood that the trading price for GigCapital5’s Public Shares could decline substantially after consummation of the Business Combination. If that does occur, the Sponsor may nonetheless make a significant profit on its investment of $7,975,000 in the aggregate for its 6,530,000 shares of GigCapital5 Common Stock, or approximately $1.22 per share if no value is attributed to the Private Placement Warrants. As a result, the Sponsor may make a substantial profit on its aggregate investment even if the Business Combination is poorly received by the market and the trading price of GigCapital5’s securities declines (although the Sponsor paid $10.00 per Private Placement Unit for the 795,000 Private Placement Units that it purchased, which is substantially more than the $2.50 implied value for a share of Combined Company Stock in the Stock Subscription Financing). Moreover, if GigCapital5 fails to consummate a business combination, the Sponsor’s investment will be worthless. In contrast, GigCapital5’s Public Stockholders will suffer losses unless GigCapital5’s trading price remains at or above the price paid for such shares, which has never traded for lower than $9.87 on the NYSE or Nasdaq, and if no business combination is consummated they would receive $11.02 per share from GigCapital5’s Trust Account. As a result of the foregoing, Sponsor and its affiliates may have more of an economic incentive for us to, rather than liquidate if we fail to complete our initial business combination by the Completion Window, enter into an initial business combination on potentially less favorable terms with a potentially less favorable, riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares. You should consider the Sponsor’s and GigCapital5 management team’s financial incentives to consummate even a weak business combination when evaluating whether to redeem your shares prior to or in connection with that business combination.
Warrants and Private Placement Warrants will become exercisable for Combined Company Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Warrants to purchase an aggregate of 23,000,000 shares of Combined Company Common Stock will become exercisable in accordance with the terms of the warrant agreement governing those securities, as well as Private Placement Warrants to purchase an aggregate of up to 795,000 shares of Combined Company Common Stock, 30 days after the completion of the Business Combination. The exercise price of these Warrants and Private Placement Warrants will be $11.50 per share. To the extent such Warrants and Private Placement Warrants are exercised, additional shares of Combined Company Common Stock will be issued, which will result in dilution to the holders of Combined Company Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Private Placement Warrants may be exercised could adversely affect the market price of Combined Company Common Stock. However, there is no guarantee that the Warrants and Private Placement Warrants will ever be in-the-money
prior to their expiration, and the historical trading prices for shares of common stock of GigCapital5 have varied between a low of approximately $9.80 per share on November 4, 2021 to a high of approximately $14.40 per share on February 26, 2024. As such, the Warrants and Private Placement Warrants may expire worthless.
If the Business Combination’s benefits do not meet the expectations of financial analysts, the market price of the Combined Company Common Stock may decline.
The market price of the Combined Company Common Stock may decline as a result of the Business Combination if we do not achieve the perceived benefits of the Business Combination as rapidly, or to the extent anticipated by, financial analysts or the effect of the Business Combination on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of the Combined Company Common Stock following the consummation of the Business Combination may experience a loss as a result of a decline in the market price of such Combined Company Common Stock. In addition, a decline in the market price of the Combined Company Common Stock following the consummation of the Business Combination could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

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
In connection with the GigCapital5 Offering, GigCapital5 issued an aggregate of 23,795,000 GigCapital5 warrants, including Private Placement Warrants issued to the Sponsor as a part of the units in the private placement. We account for such GigCapital5 Private Placement Warrants as derivative liabilities and will record at fair value any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of shares of GigCapital5 Common Stock. In addition, potential targets may seek a SPAC that does not have warrants or that does not have warrants that are accounted for as derivative liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

Risks Related to Ownership of Combined Company Common Stock Following the Business Combination
The price of shares of Combined Company Common Stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of shares of Combined Company Common Stock following the Business Combination is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in
“Risks Related to QT Imaging’s Business and Industry
” and the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•	our operating and financial performance and prospects;

•	quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our products and/or services;

•	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “ JOBS Act ”);

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry or us;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of shares of Combined Company Common Stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of Combined Company Common Stock is low. As a result, you may suffer a loss on your investment.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We do not intend to pay dividends on shares of Combined Company Common Stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on shares of Combined Company Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Combined Company Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that the Combined Company Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on Combined Company Common Stock. As a result, you may have to sell some or all of your shares of Combined Company Common Stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of shares of Combined Company Common Stock.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade the Combined Company Common Stock, the price of shares of Combined Company Common Stock could decline.
The trading market for shares of Combined Company Common Stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades the Combined Company Common Stock, or if our reporting results do not meet their expectations, the market price of shares of Combined Company Common Stock could decline.

Our issuance of additional shares of Combined Company Common Stock or securities into Combined Company Common Stock could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
In connection with the Business Combination, we intend to file a registration statement with the SEC on Form
S-8
providing for the registration of shares of Combined Company Common Stock issued or reserved for issuance under the Equity Incentive Plan. Subject to the satisfaction of vesting conditions and the expiration of lock-up
agreements, shares registered under the registration statement on Form
S-8
will be available for resale immediately in the public market without restriction.
From time to time in the future, we may also issue additional shares of Combined Company Common Stock or securities convertible into Combined Company Common Stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of Combined Company Common Stock or securities convertible into Combined Company Common Stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of shares of Combined Company Common Stock.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of shares of Combined Company Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Combined Company Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of Combined Company Common Stock bear the risk that our future offerings may reduce the market price of shares of Combined Company Common Stock and dilute their percentage ownership. See
“Description of Capital Stock of the Combined Company
.”
Future sales, or the perception of future sales, of Combined Company Common Stock by us or our existing stockholders in the public market following the Closing could cause the market price for our Combined Company Common Stock to decline.
The sale of substantial amounts of shares of Combined Company Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Combined Company Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
All shares issued as merger consideration in the Business Combination will be freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates, and certain other former QT Imaging stockholders. Furthermore, although the
Lock-Up
Agreement will provide that, subject to certain exceptions, each of the Holders who are parties to such agreement will not transfer any shares of Combined Company Common Stock received as merger consideration until the earlier of six months following the Closing Date or the occurrence of specified events in the
Lock-Up
Agreement, the Combined Company will have the ability to modify such transfer restrictions.

In connection with the Business Combination, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement, certain stockholders of QT Imaging will have the right, subject to certain conditions, to require us to register the sale of their shares of Combined Company Common Stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of shares of Combined Company Common Stock to decline. Following completion of the Business Combination, the shares covered by registration rights would represent approximately 63.3% of the Combined Company Common Stock (assuming no additional redemptions, other than the September 2022 Partial Redemption, the March 2023 Partial Redemption, the September 2023 Partial Redemption and the December 2023 Partial Redemption) or 69.5% (assuming maximum redemptions). See
“Other Agreements-Registration Rights Agreement
” for a description of these registration rights.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of Combined Company Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of Combined Company Common Stock or other securities.
In addition, the shares of Combined Company Common Stock reserved for future issuance under the Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up
agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the Equity Incentive Plan will be equal to 11% of the total number of shares of Combined Company Common Stock outstanding after the Closing. We expect to file one or more registration statements on Form
S-8
under the Securities Act to register shares of Combined Company Common Stock or securities convertible into or exchangeable for shares of Combined Company Common Stock issued pursuant to our equity incentive plans, including the assumed QT Imaging Options. Any such Form
S-8
registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
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
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting.
Upon consummation of the proposed Business Combination, QT Imaging will become part of a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations will require, among other things that the Combined Company establish and periodically evaluate procedures with respect to its internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on the Combined Company’s financial and management systems, processes and controls, as well as on its personnel.

In addition, as a public company, the Combined Company will be required to document and test its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that its management can certify as to the effectiveness of the internal control over financial reporting. If the Combined Company’s not able to implement the requirements of Section 404, including any additional requirements once the Combined Company’s no longer an emerging growth company, in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting are effective, which may subject the Combined Company to adverse regulatory consequences and could harm investor confidence and the market price of Combined Company Common Stock.
Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following September 28, 2026, the fifth anniversary of our Offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Combined Company Common Stock that is held by non-affiliates
exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. Until we cease being an emerging growth company stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.
As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
As an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. GigCapital5 has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, GigCapital5, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of GigCapital5’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
The Charter, the Combined Company’s bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Combined Company Board. Among other things, the Charter and/or the Combined Company’s bylaws include the following provisions:

•
a staggered board, which means that the Combined Company Board is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

•	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

•
prohibition on stockholder action by written consent, which means that our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;

•	a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Any provision of the Charter, the Combined Company’s bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
The Charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
The Charter provides that, unless we consent in writing to the selection of an alternative forum, the (i) Delaware Court of Chancery (the “
Court of Chancery
”) of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action, suit or proceeding brought on our behalf; (B) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (C) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, the Charter or the Combined Company’s bylaws; or (D) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter provides that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders are not deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The issuance of Combined Company Common Stock in the Yorkville Financing after the completion of the Business Combination could result in substantial dilution, which could materially affect the trading price of the Combined Company Common Stock.
The SEPA grants the Combined Company the right, but not the obligation, to require Yorkville to purchase, from time to time, following the consummation of the Business Combination, up to $50,000,000 of newly issued shares of Combined Company Common Stock. To the extent Combined Company exercises its right to sell such shares under the SEPA, the Combined Company will need to issue new shares of Combined Company Common Stock to Yorkville. Although the Combined Company cannot predict the number of shares of Combined Company Common Stock that would actually be issued in connection with any such sale, such issuances could result in substantial dilution and decreases to the Combined Company’s stock price. In addition, under the terms of the SEPA, Yorkville will receive from QT Imaging prior to the Closing of the Business Combination, a number of shares of QT Imaging Common Stock that, upon the Closing, will be exchanged into one million shares of Combined Company Common Stock. Yorkville will have the right to sell such shares, which it may choose to do at any price, and will be able to retain half of the net sales proceeds of such sales, with the other half to be applied for the benefit of the Combined Company.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
In 2023, we were a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We identified an acquisition transaction candidate in the Fall of 2022, entered into a Business Combination Agreement in December 2022, and consummated the Business Combination on March 4, 2024. Prior to the consummation of the Business Combination, we did not consider that we faced significant cybersecurity risk and did not adopt any formal processes for assessing cybersecurity risk, however, we did maintain certain cybersecurity risk procedures, including utilization of two-factor authentication for accessing the Company’s servers which were maintained by a third party IT service provider, and controls for disbursement of funds in the Company’s bank account that held the Company’s working capital, which included the Company’s Chief Financial Officer receiving authorization from either the Company’s Chief Executive Officer or Executive Chairman of the Board followed by callback confirmation from the Company’s bank in order for funds to be disbursed. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our Offering through the time of the consummation of the Business Combination.

Item 2. Properties.
We currently maintain our corporate offices at 3 Hamilton Landing, Suite 160, Novato, CA.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
On November 1, 2021, the Company announced that the holders of the Company’s Public Units may elect to separately trade the securities underlying such Public Units which commenced on November 4, 2021. Any Public Units not separated continued to trade on the NYSE under the symbol “GIA.U.” Any underlying shares of common stock and warrants that were separated traded on the NYSE under the symbols “GIA,” and “GIA.WS,” respectively.
On April 21, 2023, the Company delisted the Public Units, shares of common stock and warrants from NYSE and listed the shares of the Company common stock on the Nasdaq Global Market (“Nasdaq”) under the symbol “GIA.” From April 21, 2023 until the Effective Time, the Public Units and the warrants trade at the OTC Markets Group Inc. (the “OTC Market”) under the symbols “GIAFU” and “GIAFW,” respectively. The Company applied for listing of the common stock of the Combined Company and the warrants of the Combined Company on the Nasdaq under the symbols “QTI” and “QTI.WS,” respectively, at the Effective Time. The symbol for the warrants was rejected so only the common stock is trading on the Nasdaq under the symbol “QTI.” The warrants trade in the over-the-counter market under the symbol “QTIWW.”
The following table sets forth, for the calendar quarter indicated, the high and low sales prices for our units, shares of common stock and wa
r
rants as reported on the Nasdaq and the OTC Market, respectively, for the calendar year ended December 31, 20
23.

	Units (GIAFU)		Warrants (GIAFW)
	High	Low	High	Low
Year Ended December 31, 2023
Quarter ended March 31, 2023	$11.00	$10.24	$0.04	$0.02
Quarter ended June 30, 2023	$10.65	$2.03	$0.03	$0.01
Quarter ended September 30, 2023	$10.49	$10.49	$0.04	$—
Quarter ended December 31, 2023	$10.49	$10.49	$0.05	$0.01
(b) Holders
At March 15, 2024, there were 624 holders of record of our separately traded shares of common stock and two holders of record of our warrants. The actual number of holders of our units, separately traded shares of common stock, separately traded warrants, and separately traded rights is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Insider Shares
The Company issued 5,000 Insider Shares to Mr. Weightman, its Treasurer and Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated September 23, 2021 between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the business combination. On February 26, 2024, Mr. Weightman voluntarily surrendered the shares and they were canceled.
The Company also issued 10,000 Insider Shares to Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”). The 10,000 Insider Shares granted to ICR are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance.
Working Capital Loans
On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated eleven more times on October 26, 2022 (an additional $65,000 added to the Working Capital Note), November 28, 2022 (an additional $65,000 added to the Working Capital Note), December 27, 2022 (an additional $65,000 added to the Working Capital Note), January 25, 2023 (an additional $65,000 added to the Working Capital Note), February 27, 2023 (an additional $350,000 added to the Working Capital Note) and March 28, 2023 (an additional $130,000 added to the Working Capital Note), April 27, 2023 (an additional $65,000 added to the Working Capital Note), June 26, 2023 (an additional $130,000 added to the Working Capital Note), July 25, 2023 (an additional $65,000 added to the Working Capital Note), October 27, 2023 (an additional $381,360 added to the Working Capital Note) and December 13, 2023 (an additional $53,640 added to the Working Capital Note), respectively, for a collective principal amount of $1,500,000. The Working Capital Note was issued to provide the Company with additional working capital during the Extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the convertible note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. An aggregate of 150,000 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.
On December 13, 2023, the Company issued an additional unsecured non-convertible
promissory note to the Sponsor for a collective principal amount of $66,360 (the “First
Non-Convertible
Working Capital Note”). The First
Non-Convertible
Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. On February 7, 2024, the Company amended and restated the First
Non-Convertible
Working Capital Note (the “Second
Non-Convertible
Working Capital Note”) to reflect an additional principal amount of $195,887 extended by the Sponsor to the Company for a collective principal amount under the Second
Non-Convertible
Working Capital Note of $262,247. The Second
Non-Convertible
Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Company issued the Second
Non-Convertible
Working Capital Note in consideration for an additional loan from the Sponsor to fund the Company’s working capital requirements.
On February 15, 2024, the Company amended and restated the Second Non-Convertible Working Capital Note (the “Third Non-Convertible Working Capital Note”) to reflect an additional principal amount of $35,000 extended by the Sponsor to the Company for a collective principal amount under the Third Non-Convertible Working Capital Note of $297,247. The Third Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Third Non-Convertible Working Capital Note bears no interest and is repayable in full upon the consummation of the Business Combination by the Company.
Use of Proceeds
On September 23, 2021, the SEC declared the Company’s initial Registration Statement on Form
S-1
(File No
333-254038),
in connection with the Offering of $200.0 million, effective.
The Company entered into an underwriting agreement with Wells Fargo Securities, LLC (“Wells Fargo”) and William Blair & Company, L.L.C. (“William Blair”) (collectively, the “Underwriters”) on September 23, 2021 to conduct the Offering of 20,000,000 public units (the “Public Units”) in the amount of $200.0 million in gross proceeds, with a
45-day
option provided to the underwriters to purchase up to 3,000,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $30.0 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.
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

The Company incurred $13,193,740 in transaction costs, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo and William Blair, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of December 31, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. As of December 31, 2023, we had cash of $2,438 held outside the Trust Account for working capital purposes.
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
Overview
We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On December 8, 2022, the Company entered into a business combination agreement with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), a medical device company engaged in the research, development and commercialization of innovative body imaging systems using low energy sound, for the Company’s initial business combination. Upon consummation of the business combination with QT Imaging, we changed our name and will be known as QT Imaging Holdings, Inc.
We have capitalized on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on the target businesses.
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
We effectuated the Business Combination using cash from the proceeds from the sale of the Public Units in our Offering, the sale of the Private Placement Units to our Founder, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the Offering each consisted of one share of common stock, and one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Public Units sold in the Offering, but for certain differences in the warrants included in each of them.
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

We expect to incur significant costs in the pursuit of our acquisition plans. We completed the Business Combination on March 4, 2024.
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
The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the Business Combination. On September 23, 2022, the Company held a special meeting (the “September 2022 Special Meeting”) and the Company’s stockholders approved the September 2022 Charter Amendment that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month
extensions. On March 28, 2023, the Company held a special meeting (the “March 2023 Special Meeting”) and the Company’s stockholders approved the March 2023 Charter Amendment that extended the date by which the Company must consummate an initial Business Combination transaction from March 28, 2023 up to September 28, 2023 in one-month
extensions.
On September 28, 2023, the Company held a special meeting (the “September 2023 Special Meeting”) and the Company’s stockholders approved to extend the date by which the Company must consummate an initial business combination from September 28, 2023 up to December 31, 2023. On December 28, 2023, the Company held a special meeting of its stockholders (the “December 2023 Special Meeting”). At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extended the date by which the Company must consummate a business combination transaction from December 31, 2023 up to March 31, 2024. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of December 28, 2023.

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
one-month
extension.
In connection with the September 2022 extension of the combination period as approved by the stockholders of the Company, on a monthly basis and with a required deposit in the amount of $160,000 each month beginning September 28, 2022 up to February 28, 2023, on September 26, 2022, the Company issued a non-convertible,
non-interest
bearing, unsecured promissory note to the Sponsor, which was subsequently amended and restated five more times on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023 and February 27, 2023 (the “Extension Note”), respectively, for a collective principal amount of $960,000 as of February 28, 2023. The Sponsor deposited such funds into the Company’s Trust Account with Continental Stock Transfer & Trust Company.
On September 23, 2022, the Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, which represented approximately 82.5% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.
On March 28, 2023, the Company held the March 2023 Special Meeting. At such meeting, the stockholders approved two proposals: (A) to amend the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend the date by which it has to consummate a Business Combination up to six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 provided that the Sponsor (or its designees) must deposit into the Trust Account for each one-month
extension funds equal to $100,000 (the “Second Extension”); (B) to amend the Company’s investment management trust agreement, dated as of September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from March 28, 2023 to September 28, 2023 by depositing into the Trust Account for each one-month
extension, the sum of $100,000. The Extension Note was further amended on March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023 to increase the principal amount to $1,560,000. Also, in conjunction with the special meeting, the stockholders elected to redeem 995,049 Public Shares, which represented approximately 4.3% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $10,449,625 was withdrawn from the Trust Account. On March 4, 2024, the Company and the Sponsor agreed to amend and restate the extension Note to extend the date of maturity until March 4, 2025.
On September 28, 2023, the Company held the September 2023 Special Meeting. At such special meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extended the date by which the Company must consummate a business combination transaction from September 28, 2023 (the date which is 24 months from the closing date of the Offering) up to December 31, 2023 without any additional payment to the Trust Account. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of September 28, 2023. Also, in conjunction with the September special meeting, the stockholders elected to redeem 904,023 Public Shares. Following such redemptions, $9,828,000 was withdrawn from the Trust Account.
On December 28, 2023, the Company held the December 2023 Special Meeting. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extended the date by which the Company must consummate a business combination transaction from December 31, 2023 up to March 31, 2024. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of December 28, 2023.

In connection with the December 2023 Special Meeting, stockholders elected to redeem 2,385 shares of the Company’s common stock, par value $0.0001 per share, which represented approximately 0.01% of the shares that were part of the Public Units sold in the Offering after the redemption. Following such redemptions, $26,201 was withdrawn from the Trust Account on January 4, 2024 and approximately $23.3 million remained in the trust account.
In conjunction with the Company’s annual meeting on February 20, 2024, stockholders elected to redeem 848,003 shares of the Company’s common stock, which represented approximately 3.7% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $9,356,221 was withdrawn from the Trust Account and approximately $13.95 million remained in the trust account after the redemption.
On March 4, 2024, the Company consummated its business combination and the remaining balance in the Trust Account was liquidated.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. For the year ended December 31, 2023, our only activities have been to search for a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York until December 2023 and a cash account with Morgan Stanley Smith Barney LLC in December 2023 with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering.
For the year ended December 31, 2023, we had a net loss of $4,024,591, which consisted of operating expenses of $4,927,599, a provision for income taxes of $419,119, and interest expense of $219,686, that were partially offset by other income from the change in fair value of warrant liability and note payable of $14,953, and interest income on marketable securities held in the Trust Account of $1,526,860.
For the year ended December 31, 2022, we had a net loss of $2,774,307, which consisted of operating expenses of $4,279,100, a provision for income taxes of $486,615, and interest expense of $23,098, that were partially offset by other income from the change in fair value of warrant liability and note payable of $384,108, and interest income on marketable securities held in the Trust Account of $1,630,398.
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
Transaction costs for the Offering amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the two underwriters, Wells Fargo and William Blair, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of December 31, 2023, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

As of December 31, 2023, we held cash in the amount of $23,302,116 (including $1,858,055 of interest earned, net of amounts withdrawn to pay for taxes) in the Trust Account. As of December 31, 2023, taxes payable relating to interest earned on the Trust Account totaled $79,162.
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
For the year ended December 31, 2023, cash used in operating activities was $1,944,104, consisting of a net loss of $4,024,591 interest received on marketable securities held in the Trust Account of $1,526,860, and a decrease in the fair value of the warrant liability and related party note of $14,953, and a decrease in other current liabilities of $8,859, that were partially offset by the decrease in prepaid expenses and other current assets of $78,500, plus an increase in accounts payable of $572,551, payable to related parties of $829,314, accrued legal fees of $1,342,963, accrued liabilities of $588,145 and amortization on debt discount on notes to related party of $219,686.
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
For the year ended December 31, 2023, cash provided by investing activities was $19,919,611, consisting of cash withdrawn from the Trust Account of $20,839,611 that was partially offset by an investment of cash in Trust Account of $920,000.
For the year ended December 31, 2022, cash provided by investing activities was $192,241,509, consisting of cash withdrawn from the Trust Account of $192,881,509 that was partially offset by an investment of cash in Trust Account of $640,000.

For the year ended December 31, 2023, cash used in financing activities was $18,051,625, consisting of cash paid for the redemption of Public Units of $20,277,625, that were partially offset by cash proceeds from a related party borrowing of $920,000 on the extension note, $66,360 on the
Non-Convertible
Working Capital Note and $1,240,000 on the convertible Working Capital Note.
For the year ended December 31, 2022, cash used in financing activities was $191,323,312, consisting of cash paid for the redemption of Public Units of $192,138,312 and the payment of offering costs of $85,000, that were partially offset by cash proceeds from a related party borrowing of $640,000 on the extension note and $260,000 on the convertible Working Capital Note.
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
As of December 31, 2023 and 2022, we had cash of $2,438 and $78,196, respectively, held outside the Trust Account. In conjunction with the consummation of the business combination on March 4, 2024, the Combined Company received approximately $826,420 from the Trust Account, after payment of certain closing costs, $9,005,000 net cash from a Pre-Paid Advance from Yorkville, and $1,500,000 from a note payable. Management of the Combined Company expects that the additional cash received as a result of the Business Combination will be sufficient to fund the Combined Company’s operating cash needs for at least the next 12 months.
The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the Business Combination. On September 23, 2022, the Company held the September 2022 Special Meeting and the Company’s stockholders approved the September 2022 Charter Amendment that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month
extensions. The Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.
In connection with the September 2022 extension of the Combination Period as approved by the stockholders of the Company, on September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the September 2022 Charter Amendment and the September 2022 Trust Amendment. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Extension Note was subsequently amended and restated five more times on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023 and February 27, 2023, respectively, for a collective principal amount of $960,000 as of February 28, 2023. The Sponsor deposited such funds into the Company’s Trust Account with Continental Stock Transfer & Trust Company. The Extension Note is expected to be paid back upon the completion of the Business Combination.

On March 28, 2023, the Company held the March 2023 Special Meeting. At such meeting, the stockholders approved two proposals: (A) to amend the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend the date by which it has to consummate a Business Combination up to six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 provided that the Sponsor (or its designees) must deposit into the Trust Account for each one-month
extension funds equal to $100,000 (the “Second Extension”); (B) to amend the Company’s investment management trust agreement, dated as of September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from March 28, 2023 to August 28, 2023 by depositing into the Trust Account for each one-month
extension, the sum of $100,000. The Extension Note was further amended on March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023 to increase the principal amount to $1,560,000. Also, in conjunction with the special meeting, the stockholders elected to redeem 995,049 Public Shares, which represented approximately 4.3% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $10,449,625 was withdrawn from the Trust Account.
On September 28, 2023, the Company held the September 2023 Special Meeting. At such meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from September 28, 2023 (the date which is 24 months from the closing date of the Offering) up to December 31, 2023 without any additional payment to the Trust Account. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of September 28, 2023. Also, in conjunction with the September special meeting, the stockholders elected to redeem 904,023 Public Shares. Following such redemptions, $9,828,000 was withdrawn from the Trust Account. As a result of this redemption, our Founder and management team beneficially own approximately 75.6% of our issued and outstanding common stock.
On December 28, 2023, the Company held the December 2023 Special Meeting. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from December 31, 2023 up to March 31, 2024.
In connection with the December 2023 Special Meeting, stockholders elected to redeem 2,385 shares of the Company’s common stock, which represents approximately 0.01% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $26,201 was withdrawn from the Trust Account on January 4, 2024.
In conjunction with the Company’s annual meeting on February 20, 2024, stockholders elected to redeem 848,003 shares of the Company’s common stock, which represents approximately 3.7% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $9,356,221 was withdrawn from the Trust Account.
If our estimates of the costs of undertaking
in-depth
due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In order to finance operating and/or transaction costs in connection with a business combination, our Founder, our Sponsor, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. At the Closing, $943,640 of such notes were converted into 94,364 shares of Combined Company Common Stock and 94,364 warrants of the Combined Company and the remaining principal balance of $556,360 was repaid.
Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance
Sheet Arrangements
As of December 31, 2023 and 2022, we have not entered into any off-balance
sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
As of December 31, 2023 and 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on September 24, 2021, and will continue to incur these fees monthly through February 2024.
QT Imaging, the Company and certain investors led by Meteora Capital Partners, LP (all investors participating in such financing, the “
Stock Subscription Investors
”), have entered into definitive subscription agreements (the “
Stock Subscription Agreements
”), pursuant to which the Stock Subscription Investors have subscribed for the purchase of shares of QT Imaging Common Stock in such amount that upon the completion of the Business Combination and the application of the Exchange Ratio will be exchanged for such consideration as is provided for in the Business Combination Agreement, including that number of shares of Combined Company Common Stock as is equal in the aggregate to 1,400,000 shares of Combined Company Common Stock. Meteora Capital Partners, LP, has an economic interest in the sponsor of the Company, GigAcquisitions5, LLC. The aggregate gross proceeds under the Stock Subscription Agreements to QT Imaging will be $3,500,000 (although this amount could be increased by additional subscriptions). In addition, certain Stock Subscription Investors that collectively subscribed to purchase the equivalent of 1,200,000 shares of Combined Company Common Stock pursuant to the Stock Subscription Agreements in November 2023 have separately entered into with GigCapital5 a non-redemption agreement (the “
November 2023 Non-Redemption Agreements
”) pursuant to which each such Stock Subscription Investor has agreed to not redeem up to 400,000 shares of GigCapital5 Common Stock in exchange for a cash payment by GigCapital5 with cash from its trust account in a per share amount equal to the redemption price less $2.50 per share. For each share of GigCapital5 Common Stock that a Stock Subscription Investor does not redeem pursuant to the terms of a November 2023 Non-Redemption Agreement, the obligation of such Stock Subscription Investor to purchase shares of QT Imaging Common Stock pursuant to the Stock Subscription Agreements will be correspondingly reduced in an equal amount with respect to the number of shares of Combined Company Common Stock that would be received upon the exchange that occurs at the closing of the Business Combination. Furthermore, for each share of GigCapital5 Common Stock that a Stock Subscription Investor does not redeem pursuant to the terms of a November 2023 Non-Redemption Agreement, the aggregate number of shares of Combined Company Common Stock issued as consideration to the securities holders of QT Imaging in the Business Combination shall also be correspondingly reduced.
On November 15, 2023, the Company entered into a Standby Equity Purchase Agreement with QT Imaging and YA II PN, Ltd. (“Yorkville”), pursuant to which, upon the closing of the Business Combination, QTI Holdings can sell to Yorkville up to $50.0 million of QTI Holdings’ common stock at QTI Holdings’ request any time during the 36 months following the closing of the Business Combination. In addition, QTI Holdings can also request a pre-paid advance (the “Pre-Paid Advance”) from Yorkville up to an amount of $10.0 million at the closing of the Business Combination in the form of a convertible promissory note. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging will issue to Yorkville that number of shares of the Company which will further convert in the aggregate into 1,000,000 shares of common stock of QTI Holdings upon the completion of the Business Combination.
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

	Year Ended December 31, 2023	Year Ended December 31, 2022
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$1,107,741	$1,143,783

Net income attributable to common stock subject to possible redemptions	$1,107,741	$1,143,783

Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	3,020,634	17,954,419

Basic and diluted net income per share, common stock subject to possible redemption	$0.37	$0.06

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(4,024,591)	$(2,774,307)
Less: net income attributable to common stock subject to redemption	(1,107,741)	(1,143,783)

Net loss attributable to non-redeemable common stock	$(5,132,332)	$(3,918,090)

Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000

Net loss per share, non-redeemable common stock, basic and diluted	$(0.78)	$(0.60)

Common stock subject to possible redemption
Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
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
paid-in
capital.

Convertible Promissory Note —Related Party
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
Recent Accountin
g
Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
To date, our efforts have been limited to organizational activities, activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2023, the net proceeds from our Offering held in the Trust Account were comprised entirely of cash.
As of December 31, 2023, $23,302,116 was held in the Trust Account for the purposes of consummating an initial business combination.

Item 8. Financial Statements and Supplementary Data.

7
9

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of GigCapital5, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of GigCapital5, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
San Jose, California
March 22, 2024

8
0

GIGCAPITAL5, INC.
Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$2,438	$78,196
Prepaid expenses and other current assets	94,008	172,508

Total current assets	96,446	250,704
Cash and marketable securities held in Trust Account	23,302,116	41,561,656
Interest receivable on cash and marketable securities held in the Trust Account	—	133,211

TOTAL ASSETS	$23,398,562	$41,945,571

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$767,615	$195,064
Accrued legal fees	3,500,000	2,157,037
Accrued liabilities	893,830	103,344
Payable to related parties	1,610,875	781,561
Note payable to related party	1,564,673	603,880
Note payable to related party at fair value	1,506,389	257,492
Other current liabilities	79,162	88,021
Deferred underwriting fee payable - current	2,760,000	—

Total current liabilities	12,682,544	4,186,399
Warrant liability	7,950	31,800
Deferred underwriting fee payable	—	9,200,000

Total liabilities	12,690,494	13,418,199

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 2,114,978 shares, at a redemption value of $10.98 per share, and 4,014,050 shares, at a redemption value of $10.37 per share, as of December 31, 2023 and 2022, respectively	23,222,954	41,606,846

Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,545,000 shares issued and outstanding as of December 31, 202 3 and 202 2	655	655
Additional paid-in capital	4,589,179	—
Accumulated deficit	(17,104,720)	(13,080,129)

Total stockholders’ deficit	(12,514,886)	(13,079,474)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$23,398,562	$41,945,571

The accompanying notes are an integral part of these financial statements.

8
1

GIGCAPITAL5, INC.
Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$—	$—
General and administrative expenses	4,927,599	4,279,100

Loss from operations	(4,927,599)	(4,279,100)
Other income (expense)
Other income	14,953	384,108
Interest expense	(219,686)	(23,098)
Interest income on cash and marketable securities held in Trust Account	1,526,860	1,630,398

Loss before provision for income taxes	(3,605,472)	(2,287,692)
Provision for income taxes	419,119	486,615

Net loss and comprehensive loss	$(4,024,591)	$(2,774,307)

Net income attributable to common stock subject to possible redemption	$1,107,741	$1,143,783

Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	3,020,634	17,954,419

Basic and diluted net income per share, common stock subject to possible redemption	$0.37	$0.06

Net loss attributable to common stockholders	$(5,132,332)	$(3,918,090)

Weighted-average common shares outstanding, basic and diluted	6,540,000	6,540,000

Net loss per share common share, basic and diluted	$(0.78)	$(0.60)

The accompanying notes are an integral part of these financial statements.

8
2

GIGCAPITAL5, INC.
Statements of Stockholders’ Deficit

	Common Stock		Additional Paid- InCapital
	Shares	Amount		Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2022	6,545,000	$655	$—	$(8,918,893)	$(8,918,238)
Debt discount on note payable to related party	—	—	54,034	—	54,034
Shares subject to redemption	—	—	(1,440,963)	—	(1,440,963)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	1,386,929	(1,386,929)	—
Net loss	—	—	—	(2,774,307)	(2,774,307)

Balance as of December 31, 2022	6,545,000	655	—	(13,080,129)	(13,079,474)
Debt discount on note payable to related party	—	—	245,253	—	245,253
Excise tax liability accrued for common stock redemptions	—	—	(202,341)	—	(202,341)
Shares subject to redemption	—	—	(1,893,733)	—	(1,893,733)
Adjustment to deferred underwriting fees	—	—	6,440,000	—	6,440,000
Net loss	—	—	—	(4,024,591)	(4,024,591)

Balance as of December 31, 2023	6,545,000	$655	$4,589,179	$(17,104,720)	$(12,514,886)

The accompanying notes are an integral part of these financial statements.

8
3

GIGCAPITAL5, INC.
Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
OPERATING ACTIVITIES
Net loss	$(4,024,591)	$(2,774,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability and related party note	(14,953)	(384,108)
Interest earned on cash and marketable securities held in Trust Account	(1,526,860)	(1,630,398)
Amortization on debt discount on note payable to related party	219,686	17,914
Change in operating assets and liabilities:
Prepaid expenses and other current assets	78,500	567,733
Other long-term assets	—	165,230
Payable to related parties	829,314	708,704
Accounts payable	572,551	166,964
Accrued legal fees	1,342,963	1,931,891
Accrued liabilities	588,145	(117,411)
Other current liabilities	(8,859)	86,238

Net cash used in operating activities	(1,944,104)	(1,261,550)

INVESTING ACTIVITIES
Investm en t of cash in Trust Account, net	(920,000)	(640,000)
Cash withdrawn from Trust Account	20,839,611	192,881,509

Net cash provided by investing activities	19,919,611	192,241,509

FINANCING ACTIVITIES
Borrowings from related parties	986,360	640,000
Borrowings from related parties at fair value	1,240,000	260,000
Redemption of Public Units	(20,277,625)	(192,138,312)
Payment of offering costs	—	(85,000)

Net cash used in financing activities	(18,051,265)	(191,323,312)

Net decrease in cash during period	(75,758)	(343,353)
Cash, beginning of period	78,196	421,549

Cash, end of period	$2,438	$78,196

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$427,977	$400,377

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$1,893,733	$1,440,963

Excise tax liability accrued for stock redemptions	$202,341	$—

Waiver of deferred underwriting fees	$6,440,000	$—

Debt discount on note payable to related party	$245,253	$54,034

8
4

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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (date of inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 4, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $13,193,740, consisting of $4,600,000 of underwriting fees, $9,200,000 of deferred underwriting fees for the Underwriters, and $843,740 of offering costs, of which $25,000 remains in accounts payable as of December 31, 202
3
, partially offset by the reimbursement of $1,450,000 of offering expenses by the Underwriters. On March 20, 2023, one of the Underwriters, Wells Fargo, waived all of their portion of the deferred underwriting fees totaling $6,440,000. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

8
5

Extensions
The Company’s initial public offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until September 28, 2022 (the date which was 12 months after the consummation of the Offering) to complete the Business Combination (the “Combination Period”). On September 23, 2022, the Company held a special meeting of its stockholders and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from September 28, 2022 up to March 28, 2023 in one-month extensions (the “Extension”). The Company’s stockholders elected to redeem 18,985,950 shares of the Company’s common stock, par value $0.0001 per share. Following such redemptions, $192,138,312 was withdrawn from the Trust Account on September 27, 2022.
On September 26, 2022, the Company issued an unsecured,
non-interest-bearing,
non-convertible
promissory note (the “Extension Note”) to the Sponsor for a principal amount of $160,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Extension Note was subsequently amended and restated five more times on October 26, 2022, November 28, 2022, December 27, 2022, January 25, 2023 and February 27, 2023, respectively, for a collective principal amount of $960,000
.
The Sponsor deposited such funds into the Company’s Trust Account with Continental Stock Transfer & Trust Company.
On March 28, 2023, the Company held the March 2023 special meeting of stockholders. At the March special meeting, the stockholders approved two proposals: (A) to amend the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend the date by which it has to consummate a Business Combination up to six (6) times for an additional one (1) month each time, from March 28, 2023 to September 28, 2023 provided that the Sponsor (or its designees) must deposit into the Trust Account for each one-month
extension funds equal to $100,000 (the “Second Extension”); (B) to amend the Company’s investment management trust agreement, dated as of September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from March 28, 2023 to August 28, 2023 by depositing into the Trust Account for each one-month
extension, the sum of $100,000. The Extension Note was further amended on March 28, 2023, April 27, 2023, May 25, 2023, June 26, 2023, July 25, 2023 and August 28, 2023 to increase the principal amount to $1,560,000. Also, in conjunction with the special meeting, the stockholders elected to redeem 995,049 Public Shares, which represented approximately 4.3% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $10,449,625 was withdrawn from the Trust Account.
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
On December 28, 2023, the Company held a special meeting of its stockholders (the “December 2023 Special Meeting”). At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from December
31
, 2023 up to March 31, 2024. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of December 28, 2023.
In connection with the December 2023 Special Meeting, stockholders elected to redeem 2,385 shares of the Company’s common stock
.
 Following such redemptions, $26,201 was withdrawn from the Trust Account on January 4, 2024.
In conjunction with the Company’s annual meeting on February 20, 2024, stockholders elected to redeem 848,003 shares of the Company’s common stock, which represents approximately 3.7% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $9,356,221 was withdrawn from the Trust Account.

8
6

Working Capital Loans
On September 26, 2022, the Company issued a convertible, non-interest bearing, unsecured promissory note (the “Working Capital Note”) to the Sponsor for a principal amount of
$65,000. The Working Capital Note was subsequently amended and restated eleven more times on October 26, 2022 (an additional $65,000 added to the Working Capital Note), November 28, 2022 (an additional $65,000 added to the Working Capital Note), December 27, 2022 (an additional $65,000 added to the Working Capital Note), January 25, 2023 (an additional $65,000 added to the Working Capital Note), February 27, 2023 (an additional $350,000 added to the Working Capital Note) and March 28, 2023 (an additional $130,000 added to the Working Capital Note), April 27, 2023 (an additional $65,000 added to the Working Capital Note), June 26, 2023 (an additional $130,000 added to the Working Capital Note), July 2
5
, 2023 (an additional $65,000 added to the Working Capital Note), October 27, 2023 (an additional $381,360 added to the Working Capital Note) and December 13, 2023 (an additional $53,640 added to the Working Capital Note), respectively, for a collective principal amount of $1,500,000. The Working Capital Note was issued to provide the Company with additional working capital during the Extension and was not deposited into the Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the initial business combination. Upon such election, the convertible note will convert, at a price of $10.00 per unit, into units identical to the Private Placement Units issued in connection with the Offering. An aggregate of 150,000 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note is converted.

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
On December 13, 2023, the Company issued an additional unsecured non-convertible promissory note to the Sponsor for a collective principal amount of
$66,360
(the “First Non-Convertible Working Capital Note”). The First Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. On February 7, 2024, the Company amended and restated the First Non-Convertible Working Capital Note (the “Second Non-Convertible Working Capital Note”) to reflect an additional principal amount of
$
195,887
extended by the Sponsor to the Company for a collective principal amount under the Second
Non-Convertible
Working Capital Note of $262,247.
The Second Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. On February 15, 2024, the Company amended and restated the Second Non-Convertible Working Capital Note (the “Third Non-Convertible Working Capital Note”) to reflect an additional principal amount of $35,000 extended by the Sponsor to the Company for a collective principal amount under the Third Non-Convertible Working Capital Note of $297,247. The Third Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Third Non-Convertible Working Capital Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. The Company issued the Second and Third Non-Convertible Working Capital Note in consideration for additional loans from the Sponsor to fund the Company’s working capital requirements.
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
The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination within 30 months from the closing of the Offering; or (3) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business
combination activity and related stockholders’ rights.

8
7

Business Combination
The Company will have 30 months from September 28, 2021, the closing date of the Offering, to complete its initial Business Combination, provided that the extension payment for each one-month extension
through February 28, 2023 equal to $160,000 and the extension payment for each one-month
extension from March 28, 2023 through August 28, 2023 equal to $100,000 is deposited into the Trust Account on or prior to the date of the same applicable deadline. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, Brad Weightman, the Company’s Treasurer and Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“ICR”) (the “Insiders” as it relates to Mr. Weightman and ICR) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.
In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per Public Unit in the Offering.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $17,104,720 as of December 31, 2023. During the year ended December 31, 2023, the Company incurred a net loss of $4,024,591 and used $1,944,104 of cash in operating activities. Subsequent to year end, the Company completed its business combination with QT Imaging (referred to as the “Combined Company”) as discussed further in Note 2. The Combined Company is expected to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Combined Company’s cost structure. The Combined Company may never achieve profitability and, unless and until it does, the Combined Company will need to continue to raise additional capital.
 These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
In connection with the Business Combination, the Combined Company entered into various agreements to obtain financing through the issuance of debt and through stock subscription agreements. Subsequent to December 31, 2023, the Company received the Pre-Paid Advance, net of issuance costs, of $9,005,000 from Yorkville pursuant to the Standby Equity Purchase Agreement, $500,000 of cash proceeds from an investor related to a stock subscription agreement, and $1,500,000 in cash proceeds through a note payable from Funicular Funds, LP. The Standby Equity Purchase Agreement provides the Company with access to an additional $40 million of potential capital through the issuance of common stock to Yorkville. During the time the Combined Company has a balance under the Pre-Paid Advance, additional advances can be received with written consent of Yorkville or upon a trigger event, which occurs when the daily volume-weighted average price is less than $2.00 per share for five consecutive trading days. Management believes that the additional cash received and financing arrangements at the closing of the Business Combination has alleviated the substantial doubt about the Company’s ability to continue as a going concern and will be sufficient to fund the Combined Company’s current operating plan for at least the next 12 months from the date of issuance of these financial statements.
The Combined Company’s future capital requirements will depend on many factors, including the Combined Company’s growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the timing and cost to introduce new and enhanced products. In the event that additional financing is required from outside sources, the Combined Company may not be able to raise it on terms acceptable to the Combined Company, or at all. Any additional debt financing obtained by the Combined Company in the future could also involve restrictive covenants relating to the Combined Company’s capital-raising activities and other financial and operational matters, which may make it more difficult for the Combined Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if the Combined Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Combined Company, and any new equity securities the Combined Company issues could have rights, preferences and privileges senior to those of holders of the Combined Company’s common stock. If the Combined Company is unable to obtain adequate financing or financing on terms satisfactory to the Combined Company when the Combined Company requires it, the Combined Company’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited.
2. BUSINESS COMBINATION AND RELATED AGREEMENT
On December 8, 2022,
the Company and QTI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with QT Imaging, Inc., a Delaware corporation (“QT Imaging”), pursuant to which, and subject to the approval of the stockholders of the Company, Merger Sub will merge with and into QT Imaging, with QT Imaging surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement and any other agreement executed and delivered in connection therewith, the Business Combination. Following the closing of the Merger (the “Closing”), the Company, which will be renamed “QT Imaging Holdings, Inc.”
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

8
8

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
The shares of the Company common stock are currently listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “GIA,” and from now until the Effective Time, the Public Units and the warrants trade at the OTC Markets Group Inc. under the symbols “GIAFU” and “GIAFW,” respectively. The Company applied for listing of the common stock of the Combined Company and the warrants of the Combined Company on the Nasdaq under the symbols “QTI” and “QTI.WS,” respectively, at the Effective Time. The symbol for the warrants was rejected so only the common stock is trading on the Nasdaq under the symbol GTI. The warrants trade in the over-the-counter market under the symbol QTIWW.
In connection with the execution of the Business Combination Agreement, the Company may enter into agreements with investors (the “PIPE Investors”) for the subscription for GigCapital5 Common Stock, convertible promissory notes or other securities or any combination of such securities to be subscribed for pursuant to the terms of one or more subscription agreements (all such subscription agreements, collectively (the “PIPE Subscription Agreements”) on terms and conditions mutually agreeable to the Company and QT Imaging (such agreement not to be unreasonably withheld, conditioned or delayed), provided that, unless otherwise agreed to, the aggregate gross proceeds under the PIPE Subscription Agreements will not exceed $26,000,000.
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

8
9

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
Commo
n Share
In accordance with the
two-class
method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$1,107,741	$1,143,783

Net income attributable to common stock subject to possible redemptions	$1,107,741	$1,143,783

Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	3,020,634	17,954,419

Basic and diluted net income per share, common stock subject to possible redemption	$0.37	$0.06

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(4,024,591)	$(2,774,307)
Less: net income attributable to common stock subject to redemption	(1,107,741)	(1,143,783)

Net loss attributable to non-redeemable common stock	$(5,132,332)	$(3,918,090)

Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,540,000	6,540,000

Net loss per share, non-redeemable common stock, basic and diluted	$(0.78)	$(0.60)

Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions. There were no cash equivalents as of December 31, 2023 and 2022.
Cash and Marketable Securities Held in Trust Account
As of December 31, 2023, the assets held in the Trust Account consisted of cash. As of December 31, 2022, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

9
0

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Convertible Promissory Note - Related Party
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
Common Stock Subject to Possible Redemption
Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. As of December 31, 2023 and 2022, 2,114,978 and 4,014,050 shares of common stock, respectively, were issued and outstanding and subject to possible redemption.
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

9
1

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
The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the
30-month
period allotted to complete the Business

9
2

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
On November 1, 2021, the Company announced that the holders of the Company’s Public Units may elect to separately trade the securities underlying such Public Units which commenced on November 4, 2021. Any Public Units not separated continued to trade on the New York Stock Exchange (“NYSE”) under the symbol “GIA.U.” Any underlying shares of common stock and warrants that were separated traded on the NYSE under the symbols “GIA,” and “GIA.WS,” respectively.
On April 21, 2023, the Company delisted the Public Units, shares of common stock and warrants from NYSE and listed the shares of the Company common stock on the Nasdaq Global Market (“Nasdaq”) under the symbol “GIA.” From April 21, 2023 until the Effective Time, the Public Units and the warrants trade at the OTC Markets Group Inc. under the symbols “GIAFU” and “GIAFW,” respectively. The Company applied for listing of the common stock of the Combined Company and the warrants of the Combined Company on the Nasdaq under the symbols “QTI” and “QTI.WS,” respectively, at the Effective Time. The symbol for the warrants was rejected so only the common stock is trading on the Nasdaq under the symbol GTI. The warrants trade in the over-the-counter market under the symbol QTIWW
5. RELATED PARTY TRANSACTIONS
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
30-month
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

9
3

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

The amount unpaid as of December 31, 2023 for such fees is $780,000.
The Company has agreed to pay advisory fees to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations. All such amounts in the aggregate of $696,000 were unpaid as of December 31, 2023.
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

9
4

Working Capital Loans
On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $
65,000
. The Working Capital Note was subsequently amended and restated eleven more times on October 26, 2022 (an additional $
65,000
added to the Working Capital Note), November 28, 2022 (an additional $
65,000
added to the Working Capital Note), December 27, 2022 (an additional $
65,000
added to the Working Capital Note), January 25, 2023 (an additional $
65,000
added to the Working Capital Note), February 27, 2023 (an additional $
350,000
added to the Working Capital Note) and March 28, 2023 (an additional $
130,000
added to the Working Capital Note), April 27, 2023 (an additional $
65,000
added to the Working Capital Note), June 26, 2023 (an additional $
130,000
added to the Working Capital Note), July 2
5
, 2023 (an additional $
65,000
added to the Working Capital Note), October 27, 2023 (an additional $
381,360
added to the Working Capital Note) and December 13, 2023 (an additional $
53,640
added to the Working Capital Note), respectively, for a collective principal amount of $
1,500,000
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
150,000
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
On December 13, 2023, the Company issued the First Non-Convertible Working Capital Note for a collective principal amount of
$66,360
(the “First Non-Convertible Working Capital Note”). The First Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. On February 7, 2024, the Company amended and restated the First Non-Convertible Working Capital Note to reflect an additional principal amount of $195,887 extended by the Sponsor to the Company for a collective principal amount under the Second Non-Convertible Working Capital Note of $262,247. The Second Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. On February 15, 2024, the Company amended and restated the Second Non-Convertible Working Capital Note with the Third Non-Convertible Working Capital Note to reflect an additional principal amount of
$35,000
extended by the Sponsor to the Company for a collective principal amount under the Third Non-Convertible Working Capital Note of
 $297,247.
The Third Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Third Non-Convertible Working Capital Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company. The Company issued the Second and Third Non-Convertible Working Capital Note in consideration for additional loans from the Sponsor to fund the Company’s working capital requirements.
The Company has determined that the convertible Working Capital Note contains only one embedded feature, which is the conversion option. The conversion option is an embedded derivative that would require bifurcation pursuant to ASC
815-15-25-1,
so the instrument qualifies for the fair value option. The Company has elected to value the Working Capital Note under the fair value option at $1,506,389 as of December 31, 2023. The change in the fair value of the Working Capital Note was $8,897 for the year ended December 31, 2023 and was recorded in other income (expense) on the statements of operations and comprehensive loss.
Extension Notes
On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated eleven times from October 26, 2022 through February 27, 2023 to add additional monthly funding installments at $160,000 per month, then $100,000 thereafter for each one-month
extension of the time period from March 28, 2023 through August 28, 2023, for a collective principal amount outstanding as of December 31, 2023 under the Extension Note of $1,560,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Company imputed interest on the Extension Note using the equivalent average market discount rate for an unsecured loan (18.22%), resulting in a debt discount of $299,287 that was recorded as a reduction to the carrying principal amount of the Extension Note with a corresponding increase to additional paid-in
capital. As of December 31, 2023, the outstanding principal on the Extension Note, net of the debt discount, was $1,564,673 and the remaining unamortized debt discount was $61,687. During the year ended December 31, 2023, interest expense related to the Extension Note was $219,686.

9
5

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
Non-Redemption Agreements
QT Imaging, the Company and certain investors led by Meteora Capital Partners, LP (all investors participating in such financing, the “Stock Subscription Investors”), have entered into definitive subscription agreements (the “Stock Subscription Agreements”), pursuant to which the Stock Subscription Investors have subscribed for the purchase of shares of QT Imaging Common Stock in such amount that upon the completion of the Merger and the application of the Exchange Ratio will be exchanged for such consideration as is provided for in the Business Combination Agreement, including that number of shares of common stock of the Combined Company (“Combined Company Common Stock”) as is equal in the aggregate to

1,400,000
shares of Combined Company Common Stock. Meteora Capital Partners, LP, has an economic interest in the sponsor of the Company, GigAcquisitions5, LLC. The aggregate gross proceeds under the Stock Subscription Agreements to QT Imaging will be
$3,500,000
(although this amount could be increased by additional subscriptions). In addition, certain Stock Subscription Investors that collectively subscribed to purchase the equivalent of
1,200,000
shares of Combined Company Common Stock pursuant to the Stock Subscription Agreements in November 2023 have separately entered into with the Company a non-redemption agreement (the “November 2023 Non-Redemption Agreements”) pursuant to which each such Stock Subscription Investor has agreed to not redeem up to
400,000
shares of GigCapital5 Common Stock in exchange for a cash payment by the Company with cash from its Trust Account in a per share amount equal to the redemption price less
$2.50
per share. For each share of GigCapital5 Common Stock that a Stock Subscription Investor does not redeem pursuant to the terms of a November 2023 Non-Redemption Agreement, the obligation of such Stock Subscription Investor to purchase shares of QT Imaging Common Stock pursuant to the Stock Subscription Agreements will be correspondingly reduced in an equal amount with respect to the number of shares of Combined Company Common Stock that would be received upon the exchange that occurs at the closing of the Merger. Furthermore, for each share of GigCapital5 Common Stock that a Stock Subscription Investor does not redeem pursuant to the terms of a November 2023 Non-Redemption Agreement, the aggregate number of shares of Combined Company Common Stock issued as consideration to the securities holders of QT Imaging in the Merger shall also be correspondingly reduced.
Yorkville Agreement
On November 15, 2023, the Company entered into a Standby Equity Purchase Agreement with QT Imaging and YA II PN, Ltd. (“Yorkville”), pursuant to which, upon the closing of the Merger, QTI Holdings can sell to Yorkville up to
$50.0
million of QTI Holdings’ common stock at QTI Holdings’ request any time during the
36
months following the closing of the Merger. In addition, QTI Holdings can also request a pre-paid advance (the “Pre-Paid Advance”) from Yorkville up to an amount of
$10.0
million at the closing of the Merger in the form of a convertible promissory note. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Merger, QT Imaging will issue to Yorkville that number of shares which will further convert in the aggregate into
1,000,000
shares of common stock of QTI Holdings upon the completion of the Merger.
7. STOCKHOLDERS’ DEFICIT
Common Stock
The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2023 and 2022, there were 6,545,000 shares of common sto
ck issued and outstanding and not subject to possible redemption. There were 2,114,978 and 4,014,050 shares of common stock subject to possible redemption issued and outstanding as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, common stock reserved for future issuance was 23,945,000, which included warrants to purchase 23,795,000 shares of common stock and 150,000 potential shares of common stock to be issued if the Working Capital Note is converted in full.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.
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
30-month
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
As of December 31, 2023 and 2022, there were 23,795,000 warrants outstanding.
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

9
7

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2023	December 31, 2022
Assets:
M arketable securities held in Trust Account	1	$—	$41,561,656

Liabilities:
Warrant liability	2	$7,950	$31,800

Note payable to related party at fair value	3	$1,506,389	$257,492

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.
Additionally, there was $0 and $133,211 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheets in interest receivable on cash and marketable securities held in Trust Account as of December 31, 2023 and 2022, respectively.
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

9
8

The Working Capital Note was valued using a combination of the Black-Scholes option pricing model and present value method, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Working Capital Note was based on the following ranges of significant inputs at issuance for advances made under the Working Capital Note during the year ended December 31, 2023 and as of December 31, 2023 and 2022 for all advances made under the Working Capital Note:

Assumptions	At Issuance	As of December 31, 2023	As of December 31, 2022
Expected term	0.7 - 0.8	0.7	0.9
Volatility	65%	65.0%	65.0%
Risk free rate	4.5% - 5.5%	5.1%	4.7%
Discount rate	9.7% - 25.8%	11.3%	24.4% - 29.4%
Probability of conversion	25.0% - 55.0%	25.0%	65.0%
The following table presents information about the change in fair value of the Company’s Level 3 Working Capital Note during the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Fair value - beginning of period	$257,492	$—
Additions	1,240,000	260,000
Change in fair value	8,897	(2,508)

Fair value - en d of period	$1,506,389	$257,492

9. INCOME TAX
The sources of loss before provision for income taxes are as follows for the year ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Domestic	$(3,605,472)	$(2,287,692)
Foreign	—	—

Total	$(3,605,472)	$(2,287,692)

9
9

The provision for income taxes was comprised of the following for the year ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current:
Federal	$285,990	$342,216
State and local	133,129	144,399
Foreign	—	—

Total current	419,119	486,615
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—

Total deferred	—	—

Total provision for income taxes	$419,119	$486,615

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Statutory income tax benefit	$(757,149)	$(480,415)
State income taxes, net of federal	(236,036)	(184,760)
Warrant and note payable revaluation	47,377	(75,812)
Valuation allowance on start-up costs	1,364,927	1,227,602

Provision for income taxes	$419,119	$486,615

For the year ended December 31, 2023 and 2022, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the start-up
costs.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:

Start-up costs	$2,895,226	$1,530,299
Valuation allowance	(2,895,226)	(1,530,299)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2023 and 202
2
, the Company has recorded a valuation allowance of $2,895,226

a
n
d
 $1,530,299, respectively, to offset deferred tax assets related to its start-up
costs. The valuation allowance increased by $1,364,927 and $1,227,602 for the year
s
ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 202
2
, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31, 2023 and 202
2
, the Company has not accrued interest or penalties on unrecognized tax benefits, as there are no positions recorded as of 2023

a
n
d
 2022. No changes to the uncertain tax positions balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

10
0

10. SUBSEQUENT EVENTS
On February 7, 2024, the Company amended and restated the First
Non-Convertible
Working Capital Note
 to reflect an additional principal amount of $
195,887
extended by the Sponsor to the Company for a collective principal amount under the Second
Non-Convertible
Working Capital Note of $
262,247
.
The Second Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Company issued the Second Non-Convertible Working Capital Note in consideration for an additional loan from the Sponsor to fund the Company’s working capital requirements. The Second Non-Convertible Working Capital Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company.

On February 7, 2024, the Company filed a joint definitive proxy statement/prospectus (the “BCA Proxy Statement”) for the solicitation of proxies in connection with the upcoming annual meeting to consider and vote on its proposed business combination and other matters as described in the BCA Proxy Statement relating to the offer of the securities to be issued to the stockholders of QT Imaging, Inc. in connection with the Merger.
On February 15, 2024, the Company amended and restated the Second Non-Convertible Working Capital Note into the Third Non-Convertible Working Capital Note to reflect an additional principal amount of
$35,000 extended by the Sponsor to the Company for a collective principal amount under the Third Non-Convertible Working Capital Note of $297,247.
The Third Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Third Non-Convertible Working Capital Note bears no interest and is repayable in full upon the consummation of a Business Combination by the Company.
In conjunction with the Company’s annual meeting on February 20, 2024, stockholders elected to redeem 848,003 shares of the Company’s common stock, which represents approximately 3.7% of the shares that were part of the Public Units sold in the Offering. Following such redemptions, $9,356,221 was withdrawn from the Trust Account.
On February 21, 2024, the Company, QT Imaging and Mizuho Securities USA LLC (“Mizuho”) agreed to amend the Prior Non-Redemption Agreement (as amended, the “Amended Non-Redemption Agreement”) to provide that in addition to the Merger Consideration QTI Holdings Shares issuable to Mizuho under the Prior Non-Redemption Agreement, Mizuho shall receive from QT Imaging, in exchange for $250,000 of services rendered by Mizuho, that number of QTI Shares (the “Services Share Issuance”) that will be converted in accordance with the terms of the BCA into 100,000 shares of QTI Holdings Common Stock.
The Company and QT Imaging entered into two additional subscription agreements with each of Donnelley Financial Solutions, LLC (“DFIN”) and IB Capital LLC (“iBankers”), dated as of February 23, 2024 and February 22, 2023, respectively (the “DFIN Subscription Agreement,” and the “iBankers Subscription Agreement,” respectively, and together, the “Subscription Agreements”), for the purchase of shares of common stock of QT Imaging. Pursuant to the Subscription Agreements, QT Imaging will issue to each of DFIN and iBankers in satisfaction of
$500,000 and $600,000
of fees owed to DFIN and iBankers, respectively, for their services, that number of shares of QT Imaging which at the completion of the Merger will be converted in accordance with the terms of the BCA into
200,000 and 240,000 respective shares of QTI Holdings Common Stock.
On February 26, 2024, Mr. Weightman, the Company’s then Treasurer and Chief Financial Officer, voluntarily surrendered
5,000
Insider Shares previously granted pursuant to the Insider Shares Grant Agreement dated September 23, 2021 and the shares were cancelled.
On February 28, 2024, the Company and QT Imaging entered into a subscription agreement (the “Subscription Agreement”) with William Blair & Co., L.L.C. (“William Blair”) for the purchase of shares of common stock of QT Imaging. Pursuant to the Subscription Agreement, QT Imaging issued to William Blair in satisfaction of certain fees owed to William Blair for its services to the parties, that number of shares of QT Imaging which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into
740,000
shares
of
Combined Company Common Stock.
On February 29, 2024, the Company and QT Imaging entered into a Note Purchase Agreement (“Cable Car NPA”) with Funicular Funds, LP (“Cable Car”), pursuant to which Cable Car agreed to advance

$
1,500,000
to the Combined Company upon the closing of the Merger (the “Loan”), as was evidenced by a promissory note that may be convertible in certain circumstances into shares of Combined Company Common Stock at a conversion price of

$
2.00
per share (the “Cable Car Promissory Note”), dated March 4, 2024, by and between the Combined Company and Cable Car. The Cable Car Promissory Note does no
t bear interest, and is due and payable
13
months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the loan to the Combined Company in lieu of any simple or in-kind interest on the Cable Car Promissory Note, QT Imaging issued to Cable Car that number of shares of QT Imaging which at the completion of the Merger would be converted in accordance with the terms of the Business Combination Agreement into
180,000
shares of Combined Company Common Stock. QT Imaging, and its wholly owned subsidiary, QT Ultrasound Labs, Inc., at the Closing also provided a guaranty (the “Cable Car Guaranty”), whereby each of them unconditionally guaranteed, as primary obligor and not merely as surety, the prompt and complete payment and performance when due, whether by demand, acceleration or otherwise, of the obligations of the Combined Company under the Cable Car Promissory Note in the currency in which and as such obligations are to be paid or performed. Furthermore, the Combined Company and the parties to the Cable Car Guaranty (the “Grantors”) granted a security interest in certain of their assets, which among other things, do not include their intellectual property assets, pursuant to the terms of a Security Agreement, dated March 4, 2024, by and between the Grantors and Cable Car .
On March 4, 2024, QT Imaging Holdings, Inc. (f/k/a GigCapital5) consummated its Merger with QT Imaging, pursuant to certain Business Combination Agreement, dated as of December 8, 2022, by and among the Company, Merger Sub, and QT Imaging.
On March 4, 2024, the Combined Company received the Pre-Paid Advance, net of various costs, of $9.0 million from Yorkville (“Yorkville Note”). The principal of $10 million that will be due
15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18%
upon an event of default as described in the Yorkville Note. The Yorkville Note shall be convertible by Yorkville into shares of QTI Holdings common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Merger, the Company issued to Yorkville that number of shares of the Company which converted in the aggregate into
1,000,000
shares of common stock of QTI Holdings upon the completion of the Merger.
On March 4, 2024, the Company and the Sponsor agreed to amend and restate the Extension Note to extend the date of maturity until March 4, 2025.
As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023, the Company issued that certain Eleventh Amended and Restated Working Capital Note (the “Working Capital Note”) to GigAcquisitions5 for an aggregate principal amount of
$1,500,000,
the terms of which provide that GigAcquisitions5 may elect to convert the Working Capital Note, at a price of
$10.00
per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering. In connection with the Closing, (i) GigAcquisitions5 elected to partially convert (the “Conversion”)
$943,640 in principal balance outstanding under the Working Capital Note into 94,364 shares of Combined Company Common Stock and 94,364 warrants (together, the “Warrants”) of the Combined Company, and (ii) the Combined Company repaid the remaining principal balance of $556,360 to GigAcquisitions5 concurrently with the Conversion, such that the Combined Company’s obligations under the Working Capital Note have been satisfied in full.
In connection with the closing of the Merger, the Company and certain stockholders of the Combined Company which had been stockholders of QT Imaging (the “Registration Rights Holders”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Combined Company will be obligated to file one or more registration statements to register the resales of the Combined Company Common Stock held by such Registration Rights Holders after the Closing. Registration Rights Holders holding at least majority in interest of the registrable securities owned by all Registration Rights Holders are entitled under the Registration Rights Agreement to make a written demand for registration under the Securities Act of all or part of their registrable securities, up to a total of three such demands. In addition, pursuant to the terms of the Registration Rights Agreement and subject to certain requirements and customary conditions, such Registration Rights Holders may demand at any time or from time to time, that the Combined Company file a registration statement on Form S-3 (or any similar short-form registration which may be available) to register the resale of the registrable securities of the Combined Company held by such Registration Rights Holders. The Registration Rights Agreement will also provide such Registration Rights Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

10
1

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
During the period from October 1, 2021 through December 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

10
2

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our directors and executive officers as of December 31, 2023 are listed below.

Name	Age	Position
Dr. Avi S. Katz	65	Executive Chairman of the Board of Directors
Dr. Raluca Dinu	50	Director, President, Chief Executive Officer and Secretary
Dorothy D. Hayes	73	Director
Karen Rogge	68	Director
Raanan I. Horowitz	63	Director
Brad Weightman	69	Treasurer and Chief Financial Officer
Dr.
Avi
S. Katz
co-founded
us together with Dr. Raluca Dinu, who is also our Chief Executive Officer and President, and has served as the Executive Chairman of the GigCapital5 Board since our inception in Januar
y 2021. Dr. Katz had also been our Chief Executi
ve Officer and President for a short period of time before Dr. Dinu substituted for him as our Chief Executive Officer and President. Dr. Katz holds a 45% membership interest in GigFounders, LLC (while another 45% are held by Dr. Dinu), and is its sole managing member, and through GigFounders, LLC, holds an indirect membership interest in our Sponsor, of which he is the sole manager (GigFounders, LLC holds 5% of the membership units of our Sponsor). Dr. Katz also holds a 45% membership interest in GigManagement, LLC, the managing company of our Sponsor, and has served as a managing member of such managing company since its inception. Dr. Katz has spent approximately 35 years in international executive positions within the TMT industry working for privately held start-ups,
middle-cap
companies and large enterprises. In October 2017, Dr. Katz founded GigCapital Global’s first SPAC, GigCapital, Inc. (“
GIG1
”), a
Private-to-Public
Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth
(1/10) of one share of GIG1 common stock, generating aggregate proceeds of approximately $144 million. On February 22, 2019, GIG1 entered into a stock purchase agreement to acquire Kaleyra S.p.A. at about transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. (“
Kaleyra
”) and listed on the NYSE American stock exchange under the symbol “KLR” (and since that time, Kaleyra uplisted to the NYSE). In October 2023, Kaleyra was acquired by Tata Communications at a transaction enterprise value of about $320 million in a cash deal and ceased to exist as a public company. Dr. Katz served as the Chairman of the board and Secretary of Kaleyra since the consummation of the transaction in November 2019 and till the acquisition by Tata. In this capacity, Dr. Katz steered many restructuring and refinancing, including the acquisition of mGage from Blackstone for about $225 million in a cash and stock deal in June 2021. Prior to that time, Dr. Katz served as the Executive Chairman, Secretary, and Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GigCapital2, Inc. (“
GIG2
”), a
Private-to-Public
Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth
(1/20) of one share of GIG2 common stock, generating aggregate proceeds of about $173 million. On June 8, 2021, GIG2 completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the combined company changed its name to UpHealth, Inc. (“
UpHealth
”) and is listed on the NYSE under the new ticker symbol “UPH.” Dr. Katz initially served as the Chief Executive Officer of GIG2 until August 2019, when Dr. Dinu substituted for him in that position. He also served as the Executive Chairman and Secretary of GIG2 since inception until the closing of the business combination in June 2021, when Dr. Katz was appointed as the
Co-Chairman
of the board of directors of UpHealth, becoming the sole Chairman of the board of UpHealth in June 2022. In this capacity, Dr. Katz was steering many restructuring and refinancing of the company, including the sales of two divisions of the company, to IGI for $56 million in a cash deal in June 2023 and the recent announced sale of Cloudbreak for $180 million in a cash deal to GTCR. In February 2020, Drs. Katz and Dinu co-founded
GigCapital3, Inc. (“
GIG3
”), a
Private-to-Public
Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200 million. On May 6, 2021, GIG3 completed its business combination with Lightning Systems, Inc., which does business as Lightning eMotors, and the combined company retained such name. Lightning eMotors, Inc. (“
Lightning eMotors
”) was listed on the NYSE under the new ticker symbol “ZEV.” Dr. Katz served as the Chief Executive Officer, Executive Chairman and Secretary of GIG3 since its inception until the closing of the business combination in May 2021, when Dr. Katz was appointed as the
Co-Chairman
of the board of directors of Lightning eMotors, and served in that position until October 2021 when he did not stand for reelection to the board of directors. In December 2020, Drs. Katz and Dinu co-founded
GigCapital4, Inc. (“
GIG4
”), a
Private-to-Public
Equity (PPE) company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and
one-third
(1/3) of one (1) warrant to purchase one
share
of GIG4 common stock, generating aggregate proceeds of about $359 million. GIG4 listed on Nasdaq under the symbol “GIG.” In June 2021, GIG4 announced its agreement for a business combination with BigBear.ai Holdings, LLC. The business combination between GIG4 and BigBear.ai Holdings, LLC closed on December 9, 2021, and GIG4 was renamed BigBear.ai Holdings, Inc. (“
BigBear.ai
”). BigBear.ai moved its listing from Nasdaq to the NYSE, where it is listed under the ticker symbol “BBAI.” Dr. Katz served as the Executive Chairman of GIG4 from its inception until the closing of the business combination with BigBear.ai on December 9, 2021, and since then, has continued to serve as a member of the board of directors of BigBear.ai. In February 2021, Drs. Katz and Dinu
co-founded
GigInternational1, Inc. (“
GigInternational1
”), a
Private-to-Public
Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half
(1/2) of one (1) warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. GigInternational1 listed on Nasdaq under the symbol “GIW,” but in November 2022, decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. Dr. Katz has been the Executive Chairman of GigInternational1 since its inception. Prior to launching his first
Private-to-Public
(PPE) company in 2017, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak, Inc. (“
GigPeak
”) (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak from its inception in 2007 until its sale in April 2017 to IDT International (Nasdaq: IDTI) for $250 million in cash. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc. From 2000 to 2003, Dr. Katz was the chief executive officer, president and a member of the board of directors of Equator Technologies. Prior to it, Dr. Katz held several leadership positions over the span of his career within the TMT industry since serving as member of Technical Staff at AT&T Bell Laboratories between 1988 and 1994, and made numerous angel investments in high-tech companies around the world, being a serial entrepreneur. He holds many U.S. and international patents, authored and co-authored
more than 350 published scientific and technical articles in reputable journals, and is the editor of a number of technical books. Dr. Katz is a global philanthropist, and among many other activities, serves as board member of the NY Philharmonic Company. He is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Naval ASW class, and holds a B.Sc. and Ph.D. in Materials from the Technion (Israel Institute of Technology). Dr. Katz is married to Dr. Dinu, our President, Chief Executive Officer, Secretary and one of our directors.

Dr.
Raluca Dinu
co-founded
us with Dr. Avi S. Katz, who is our Executive Chairman, and has served as a member of the GigCapital5 Board, President, Chief Executive Officer and Secretary of the Company since February 2021. Dr. Dinu has spent approximately 21 years in international executive positions within the TMT industry working for privately held start-ups,
middle-cap
companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. She served as the Chief Executive Officer of GIG2 from August 2019 to June 2021 and as a member of its board of directors since March 2019 and has continued in that role after that company became UpHealth, Inc. She also served on the board of directors of GIG3 beginning in February 2020 and continued in that role after that company became Lightning eMotors, Inc. in May 2021 until October 2021. She has also served as a member of the board of directors of BigBear.ai Holdings, Inc. since its inception in December 2020 as GIG4, and prior to the December 2021 business combination, was also the President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. Drs. Katz and Dinu co-founded
GigInternational1, a
Private-to-Public
Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half
(1/2) of one warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. Dr. Dinu has served as a director since the inception of GigInternational1 and as the Chief Executive Officer, President and Secretary of GigInternational1 since March 2021. In November 2022, GigInternational1 decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. Dr. Dinu also holds a 45% membership interest in each of GigFounders, LLC, which holds 5% of the membership units of our Sponsor, and in the managing company of our Sponsor, GigManagement, LLC, and has served as a managing member of GigManagement, LLC since its inception. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of
Brazil-Photonics,
in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was Vice President of Engineering at Lumera Corporation (“
Lumera
”) (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an
Executive-M.B.A.
from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and Compensation Committees in 2021, and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, the Executive Chairman of the GigCapital5 Board.

Dorothy D. Hayes
joined the GigCapital5 Board as a director in February 2021. Ms. Hayes has also served as a member of the board of directors of GIG4 since December 2020 and has continued in that role following its business combination with BigBear.ai Holdings, Inc., serving as the Chair of the audit committee. She has also served as a member of the board of directors of GigInternational1 since March 2021, where she was the Chair of the audit committee. In November 2022, GigInternational1 decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. Ms. Hayes was appointed as a director of Intevac, Inc. in June 2019. Ms. Hayes currently serves as the Chair of the audit committee and as a member of the compensation committee of Intevac, Inc. Ms. Hayes served from 2003 until her retirement in 2008 as Corporate Controller and Chief Accounting Officer and later as Chief Audit Executive at Intuit, Inc., a business and financial software company. From 1999 until 2003, Ms. Hayes served as Vice President, Corporate Controller and Chief Accounting Officer of Agilent Technologies, a public research, development and manufacturing company. From 1989 until 1999, Ms. Hayes served as Assistant Corporate Controller, financial executive of the Measurement Systems Organization and Chief Audit Executive of Hewlett Packard, a multinational information technology company. From 1980 until 1989, Ms. Hayes served in various management functions including Vice President, Corporate Controller of Apollo Computer, a computer hardware and software company. Ms. Hayes currently serves on the board of directors at First Tech Federal Credit Union, a cooperative financial institution. She previously chaired the board of First Tech Federal Credit Union from 2016 until April 2022. Ms. Hayes previously chaired the Audit Committee of the Vantagepoint Funds, a captive mutual fund series of ICMA Retirement Corporation, and the Audit Committee for Range Fuels, a privately held biofuels company. Ms. Hayes currently serves as a board member of CoGenerate (formerly Encore.org). She was also a board member of Center for Excellence in Nonprofits, which assists nonprofit agencies to improve effectiveness of their efforts, from January 2017 to June 2023. She also served on the board of trustees of the Computer History Museum from 2006 to April 2023. Ms. Hayes holds an M.S. in Finance from Bentley University (1987) and received both an MS in Business Administration (1976) and a B.A. in Elementary Education (1972) from the University of Massachusetts, Amherst. Ms. Hayes maintains the NACD Board Leadership Fellow credential and has been a several-time attendee at Stanford Directors College. Ms. Hayes participates actively in Women Corporate Directors (WCD), the National Association of Corporate Directors (NACD), Financial Executives International (FEI), and the Athena Alliance. Ms. Hayes is a Senior Fellow of the American Leadership Forum—Silicon Valley, was a recipient of the YWCA TWIN award (1986) and was named to AGENDA Magazine’s Diversity 100—Top Diverse Board Candidates (2010).
Karen Rogge
joined our board of directors in February 2023. Ms. Rogge is a board director of Onto Innovation, a semiconductor equipment company, since 2021. She is president of the RYN Group LLC, a management consulting business, which she founded in 2010. Previously, she was a director of Rambus, Inc., a semiconductor company, from 2021 to 2023. Before that, she was a board director at Kemet Corporation, an electronic components company, acquired by Yageo, from 2018 to 2020. In addition, Ms. Rogge served on the board of directors of AeroCentury, an aircraft leasing company, from 2017 to 2018. She served as the interim vice president and chief financial officer of Applied Micro Circuits Corporation, a semiconductor company, from 2015 to 2016. Previously, Ms. Rogge served as the senior vice president and chief financial officer of Extreme Networks, a computer network company, from 2007 to 2009. Earlier in her career, she held executive financial and operations management positions at Hewlett Packard Company and Seagate Technology. Ms. Rogge holds an MBA degree from Santa Clara University, and a B.S. degree in business administration from California State University, Fresno. She maintains an NACD Board Leadership Fellow credential and has attended the Stanford Directors College.

Raanan I. Horowitz
joined the GigCapital5 Board in February 2021. He has also served as a member of the board of directors of GigInternational1 since March 2021. Mr. Horowitz was also named to the board of directors of BigBear.ai Holdings, Inc. in December 2021 following its business combination with GIG4, serving as the chair of the Nominations and Governance Committee. Mr. Horowitz is the President, Chief Executive Officer and a member of the board of directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and medical instrumentation markets. He was appointed to such positions in 2007. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd., a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 19,500 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015, 2018, 2022 and 2023, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies.” In addition, Mr. Horowitz is active in the Aerospace & Defense industry, serving on the Board of Governors of the Aerospace Industries Association since 2008, the board of directors for the National Defense Industrial Association since 2015, as a member of Business Executives for National Security since 2014, and as a member of the Wall Street Journal CEO Council since 2018. Previously, he served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. He was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from
Tel-Aviv
University in Israel.
Brad Weightman
has served as our Treasurer and Chief Financial Officer since January 2021. Mr. Weightman has more than 30 years of global finance and accounting experience with a combination of large, mid-sized,
and small public and private companies in the semiconductor, internet of things, hardware and software industries. Mr. Weightman has been the Chief Financial Officer of GigInternational1 since February 2021, and served as the Chief Financial Officer of GIG4 from its inception in December 2020 until its business combination with BigBear.ai closed in December 2021. Mr. Weightman was also the Chief Financial Officer of GIG1 from August 2019 to November 2019, and GIG3 from February 2020 to May 2021, and the Vice President and Chief Financial Officer of GIG2 from August 2019 to June 2021. Before then, beginning in April 2017, Mr. Weightman was senior business controller at IDT, providing strategic and financial support for the general manager and the division, prior to IDT being acquired by Renesas Electronics Corp (TSE 6723:JP) in April 2019. Prior to GigPeak being acquired by IDT in April 2017, Mr. Weightman was the corporate controller at GigPeak from September 2015 to April 2017. Before joining GigPeak, Mr. Weightman was self-employed as a financial consultant in 2015. Additionally, Mr. Weightman held various finance and accounting positions at Echelon Corporation, an early developer of the internet of things market, supporting company growth from early stages to a mid-sized
public company, as well as large corporations such as Advanced Micro Devices, Inc. and Xerox Holdings Corporation. Mr. Weightman received a Bachelor of Science degree in Accounting from San Jose State University, and is a Certified Public Accountant in California (inactive).

Number, Terms of Office and Election of Executive Officers and Directors
We have five directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq.
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
Director Independence
The Nasdaq requires that a majority of the GigCapital5 Board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the GigCapital5 Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
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
Audit Committee
We have established an audit committee of the Board of Directors. Ms. Rogge, Ms. Hayes and Mr. Horowitz serve as members of our audit committee. Ms. Hayes serves as Chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Ms. Rogge, Ms. Hayes and Mr. Horowitz are independent.
Each member of the audit committee is financially literate and our Board of Directors has determined that Ms. Hayes qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•
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

•
reviewing with each of the internal auditors and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

•
reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

•
reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

•
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

•
reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “
Management’s
Discussion
and
Analysis of Financial
Conditions and Results of
Operations
” of the Company prior to the filing of the Company’s Annual Report on Form
10-K
and Quarterly Reports on Form
10-Q;

•
reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

•
discussing with management and the independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance
sheet structures and regulatory and accounting initiatives;

•	reviewing material pending legal proceedings involving the Company and other contingent liabilities;

•
meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

•
reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation
S-K
prior to the Company entering into such transactions;

•
establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

•
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

•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.
Compensation Committee
We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Ms. Rogge, Ms. Hayes and Mr. Horowitz. Ms. Rogge serves as Chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing the performance of the Chief Executive Officer and executive management;

•	assisting the Board of Directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

•
reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

•	approving the salaries, bonus and other compensation for all executive officers;

•	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

•	reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

•	reviewing and making recommendations concerning executive compensation policies and plans;

•	reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;

•	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board of Directors;

•
reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

•	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

•	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

•	issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;

•	annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and

•
undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board of Directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Ms. Rogge, Ms. Hayes and Mr. Horowitz. Mr. Horowitz serves as Chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	developing and recommending to the Board of Directors the criteria for appointment as a director;

•	identifying, considering, recruiting and recommending candidates to fill new positions on the Board of Directors;

•	reviewing candidates recommended by stockholders;

•	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and

•	recommending director nominees for approval by the Board of Directors and election by the stockholders at the next annual meeting.
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

Code of Business Conduct and Ethics
We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the registration statement for GigCapital5’s IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this prospectus entitled “
Where You Can Find Additional Information
.” The Combined Company Board has adopted a new Code of Business Conduct and Ethics that replaces our previous Code of Ethics and that applies to the Combined Company’s directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions. The Combined Company’s Code of Business Conduct and Ethics is available on the investor relations section of our website at www.qtimaging.com. We intend to disclose any amendments to or waivers of our Code of Business Conduct and Ethics in a Current Report on Form 8-K on our website identified above. Information contained on our website is not incorporated by reference into this prospectus and should not be considered to be part of this prospectus.
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
Investors should be aware of the following potential conflicts of interest:

•	None of our management team is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•
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

•
Unless we consummate our initial business combination, our management team and Sponsor will not receive reimbursement for any out-of-pocket
expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

•
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

•
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
In general, executive officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
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
Below is a table summarizing the entities to which our executive officers and directors held fiduciary duties or contractual obligations as of December 31, 2023.

Individual	Entity	Entity’s Business	Affiliation

Dr. Avi S. Katz	GigFounders, LLC	Consulting and Investment	Founder and managing member
	GIG4L, LLC	Investment	Co-Founder and managing member
	GigManagement, LLC	Management Company	Founder and managing member
	GigAcquisitions, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions2, LLC	PPE (SPAC) sponsorship	Founder and manager
	UpHealth, Inc.	Digital Healthcare	Chairman of Board of Directors
	GigAcquisitions3, LLC	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions4, LLC	PPE (SPAC) sponsorship	Founder and manager
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
	GigAcquisitions5, LLC	PPE (SPAC) sponsorship	Founder and manager

Dr. Raluca Dinu	UpHealth, Inc.	Digital Healthcare	Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director
	GigManagement, LLC	Management Company	Founder and managing member
	GIG4L, LLC	Investment	Co-Founder and managing member

Dorothy D. Hayes	First Tech Federal Credit Union	Credit Union	Director
	Intevac, Inc.	Thin Film Processing Equipment	Director and Chair of the Audit Committee
	CoGenerate (formerlyEncore.org)	Innovation Nonprofit	Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director and Chair of the Audit Committee

Karen Rogge (1)	Onto Innovation, Inc.	Semiconduction Equipment	Director
	RYN Group, LLC	Management Consulting	President

Raanan I. Horowitz	Elbit Systems of America	Defense and Aviation	Chief Executive Officer and Director
	BigBear.ai Holdings, Inc.	Artificial Intelligence	Director

(1)	Karen Rogge was appointed to the board on February 7, 2023.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period ended December 31, 2023 there were no delinquent filers.

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
In accordance with what was provided for in the prospectus, on September 28, 2021, the Board of Directors approved the payment by the Company of advisory fees to directors in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations as well as pertaining to Board of Directors committee service and administrative and analytical services. These advisory fees will be paid quarterly, and include payments to Dr. Avi Katz, the Executive Chairman of the Company’s Board of Directors and Dr. Raluca Dinu, the President and Chief Executive Officer of the Company. The quarterly amounts approved are as follows, of which one quarterly payment was made in 2021 and no payments have been made in 2022 and 2023, with $696,000 in payments in the aggregate remaining as outstanding and to be paid upon the consummation of the Business Combination:

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
Following are the tabular disclosures of our executive officer and director compensation for the fiscal year ended December 31, 2023:
Management Compensation

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors (Principal Executive Officer)	January 1, 2023 through December 31, 2023	$—	$—	$—	$—	$—	$—	$120,000	$120,000
Dr. Raluca Dinu, Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	January 1, 2023 through December 31, 2023	$—	$—	$—	$—	$—	$—	$120,000	$120,000
Brad Weightman, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 1, 2023 through December 31, 2023	$180,000	$—	$—	$—	$—	$—	$—	$180,000

(1)
Advisory fees to be paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations. All such amounts were unpaid as of December 31, 2023.

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

(1)
Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations. All such amounts were unpaid as of December 31, 2023.

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
The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report, and as adjusted to reflect the sale of our shares of common stock included in the units, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock prior to the closing of the Business Combination;

•	each of our directors and executive officers as of immediately prior to the closing of the Business Combination; and

•	all directors and executive officers as a group as of immediately prior to the closing of the Business Combination.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock (2)
GigAcquisitions5, LLC (3)	6,530,000	(4)	75.4%
Dr. Avi S. Katz (3)	6,530,000	(4)	75.4%
Dr. Raluca Dinu	—		—
Dorothy D. Hayes	—		—
Karen Rogge	—		—
Raanan I. Horowitz	—		—
Brad Weightman	—		—
All directors and officers as a group prior to the business combination (6 individuals)	6,530,000		75.4%

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(2)	Based on 8,657,593 shares of common stock outstanding as of December 31, 2023.
(3)
Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Avi S. Katz, our Executive Chairman, Secretary, President, and Chief Executive Officer, and the manager of our Sponsor, who has sole voting and dispositive power over the shares held by our Sponsor.

(4)	Include 795,000 shares of common stock underlying Private Placement Units.
Information regarding the beneficial ownership of shares of common stock of the Combined Company has been disclosed by the Company in its current report on form 8-K filed on March 8, 2024, and is incorporated herein by reference.
Prior to the consummation of the Business Combination, our Founder and management team beneficially owned approximately 75.4% of our issued and outstanding common stock, with our Sponsor beneficially owning approximately 75.4% of such issued and outstanding common stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
During the period from January 19, 2021 (date of inception) to December 31, 2021, the Sponsor purchased a net of 5,735,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 15,000 Insider Shares, of which 5,000 Insider Shares were issued to Mr. Weightman, the Company’s Treasurer and Chief Financial Officer, and 10,000 Insider Shares were issued to Interest Solutions solely in consideration of future services, pursuant to Insider Shares Grant Agreements dated September 23, 2021 between the Company and each of the Insiders. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or his services are terminated for cause prior to the completion of the initial business combination. On February 26, 2024, Mr. Weightman voluntarily surrendered the shares and they were canceled. The 10,000 shares were expensed upon issuance. The Founder Shares acquired by the Sponsor on January 19, 2021 are identical to the common stock included in the units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has forfeited 4,312,500 Founder Shares because the over-allotment option was fully exercised by the Underwriters.
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
No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the closing of the business combination or 12 months from the closing of the Offering and will expire five years after the closing of the business combination or earlier upon redemption or liquidation. However, if the Company does not complete a business combination on or prior to the
30-month
period allotted to complete the business combination (or such lesser period depending upon the number of one-month
extensions which occur), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Amended and Restated Warrant Agreement.
Unlike the public warrants included in the units sold in the Offering, if held by the original holder or its permitted transferees, the Private Placement Warrants are not redeemable by the Company. Thus, once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the Private Placement Warrants are no longer held by the Sponsor or the Underwriters and/or their permitted transferees and the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the
30-trading
day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.
Also, unlike the public warrants included in the units sold in the Offering, if held by the original holder or its permitted transferees, the Private Placement Warrants, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the closing of the business combination. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the Offering.
If the Company does not complete a business combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.
Prior to the closing of the Business Combination, the Initial Stockholders collectively owned approximately 75.4% of the Company’s issued and outstanding shares after the Offering, the private placement, and forfeiture of 4,312,500 Founder Shares by the Sponsor and the redemptions that have occurred in September 2022, March 2023, September 2023, and January 2024.
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
On September 26, 2022, the Company issued the Extension Note to the Sponsor for a principal amount of $160,000. The Extension Note was subsequently amended and restated eleven times from October 26, 2022 through February 27, 2023 to add additional monthly funding installments at $160,000 per month, then $100,000 thereafter for each one-month
extension of the time period from March 28, 2023 through August 28, 2023, for a collective principal amount outstanding as of December 31, 2023 under the Extension Note of $1,560,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty. The Extension Note’s carrying value was $1,560,000 as of December 31, 2023. Following the completion of the Business Combination the Extension Note was amended to extend the date of maturity until March 4, 2025.
On September 26, 2022, the Company issued the Working Capital Note to the Sponsor for a principal amount of $65,000. The Working Capital Note was subsequently amended and restated eleven more times on October 26, 2022 (an additional $65,000 added to the Working Capital Note), November 28, 2022 (an additional $65,000 added to the Working Capital Note), December 27, 2022 (an additional $65,000 added to the Working Capital Note), January 25, 2023 (an additional $65,000 added to the Working Capital Note), February 27, 2023 (an additional $350,000 added to the Working Capital Note) and March 28, 2023 (an additional $130,000 added to the Working Capital Note), April 27, 2023 (an additional $65,000 added to the Working Capital Note), June 26, 2023 (an additional $130,000 added to the Working Capital Note), July 25, 2023 (an additional $65,000 added to the Working Capital Note), October 27,

2023 (an additional $381,360 added to the Working Capital Note) and December 13, 2023 (an additional $53,640 added to the Working Capital Note), respectively, for a collective principal amount of $1,500,000. All advances under the Working Capital Note were issued to provide the Company with additional working capital during the extension period and was not deposited into the Trust Account. The Working Capital Note matures on the earlier of the date on which the Company consummates its initial business combination or the date the Company winds up and may be prepaid without penalty. Upon consummation of the business combination and any time prior to the payment of the Working Capital Note, the Sponsor, at its option, may convert all or a portion of the principal into units of the post-business combination entity at a conversion price of $10.00 per unit. Each unit shall have the same terms and conditions as the Private Placement Units, which are discussed further in Note 5 of the notes to financial statements.
On December 13, 2023, the Company issued an additional unsecured non-convertible
promissory note to the Sponsor for a collective principal amount of $66,360 (the “First
Non-Convertible
Working Capital Note”). The First
Non-Convertible
Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. On February 7, 2024, the Company amended and restated the First
Non-Convertible
Working Capital Note (the “Second
Non-Convertible
Working Capital Note”) to reflect an additional principal amount of $195,887 extended by the Sponsor to the Company for a collective principal amount under the Second
Non-Convertible
Working Capital Note of $262,247. The Second
Non-Convertible
Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Company issued the Second
Non-Convertible
Working Capital Note in consideration for an additional loan from the Sponsor to fund the Company’s working capital requirements.
On February 15, 2024, the Company amended and restated the Second Non-Convertible Working Capital Note (the “Third Non-Convertible Working Capital Note”) to reflect an additional principal amount of $35,000 extended by the Sponsor to the Company for a collective principal amount under the Third Non-Convertible Working Capital Note of $297,247. The Third Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Trust Account. The Third Non-Convertible Working Capital Note bears no interest and is repayable in full upon the consummation of a business combination by the Company.
An aggregate of 150,000 Private Placement Units of the Company would be issued if the entire principal balance of the Working Capital Note as of December 31, 2022 was converted. Each Private Placement Unit consists of one share of the Company’s common stock, par value $0.0001 per share, and one redeemable warrant. The warrants constituting a part of the Private Placement Units would be exercisable, subject to the terms and conditions of the warrant and during the exercise period as provided in the warrant agreement governing the warrants. The Company has relied upon Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the convertible promissory note, as it was issued to a sophisticated investor without a view to distribution and was not issued through any general solicitation or advertisement.
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
On September 23, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, the Company’s Treasurer and Chief Financial Officer. Mr. Weightman initially received $2,500 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided. Commencing with the first month after the consummation of the Offering, the Company has paid Mr. Weightman for services rendered since January 19, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the Offering. In addition, prior to the consummation of Offering, the Company issued 5,000 Insider Shares, in consideration of future services to it, to Mr. Weightman. On February 26, 2024, Mr. Weightman voluntarily surrendered the shares and they were canceled.
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
Item 14. Principal Accounting Fees and Services.
Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees (1)	$337,666	$87,740
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	7,800
All Other Fees (4)	—	—

Total	$337,666	$95,540

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
all audit and permitted
non-audit
services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1†*	Business Combination Agreement, dated as of December 8, 2022, by and among GigCapital5, Inc., QTI Merger Sub, Inc. and QT Imaging, Inc.

2.2*	First Amendment to Business Combination, dated May 5, 2023, by and among GigCapital5, Inc., QTI Merger Sub, Inc. and QT Imaging, Inc.

2.3†*	Second Amendment to Business Combination Agreement, dated as of September 21, 2023, by and among GigCapital5, Inc., QTI Merger Sub, Inc. and QT Imaging, Inc. (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

2.4*	Third Amendment to Business Combination Agreement, dated as of November 10, 2023, by and among GigCapital5, Inc., QTI Merger Sub, Inc. and QT Imaging, Inc. (incorporated by reference to Exhibit 2.1 to GigCapital5’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023).

2.5*	Fourth Amendment to Business Combination Agreement, dated November 22, 2023, by and among GigCapital5, Inc., QTI Merger Sub, Inc. and QT Imaging, Inc.

2.6*	Fifth Amendment to Business Combination Agreement, dated February 2, 2024, by and among GigCapital5, Inc, QTI Merger Sub, Inc. and QT Imaging, Inc. (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on February 6, 2024)

3.1*	Second Amended and Restated Certificate of Incorporation of QT Imaging Holdings, Inc.

3.2*	Amended and Restated Bylaws of QT Imaging Holdings, Inc.

4.1*	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company

10.1*	Insider Letter Agreement among the Company and the Founder

10.2*	Insider Letter Agreement among the Company and its executive officers and directors

10.3*	Registration Rights Agreement by and among the Company, the Founder and underwriters

10.4*	Form of Indemnification Agreement

10.5*	Strategic Services Agreement by and between the Company and Brad Weightman

10.6†*	Stockholder Support Agreement, dated as of December 8, 2022, by and among GigCapital5, QT Imaging, Inc. and certain stockholders of QT Imaging, Inc. named in the Stockholder Support Agreement.

10.7*	Administrative Services Agreement

10.8*	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company

10.9*	Sponsor Support Agreement, dated as of December 8, 2022, by and among GigCapital5, GigAcquisitions5, LLC, and QT Imaging, Inc.

10.10*	Twelfth Amended and Restated Promissory Note for Extension Payment

10.11*	Eleventh Amended and Restated Promissory Note for Working Capital

10.12*	Non-Convertible Working Capital Note

10.13*	Stock Subscription Agreement, dated February 28, 2024, by and among GigCapital5, Inc., QT Imaging, Inc., and William Blair & Co., L.L.C.

10.14*	Registration Rights Agreement, dated March 4, 2024, by and among GigCapital5, Inc. and certain stockholders

10.15*	Lock-Up Agreement, dated March 4, 2024, by and among GigCapital5, Inc., QT Imaging, Inc. and Dr. John Klock

10.16*	Promissory Note, dated March 4, 2024, issued by QT Imaging Holdings, Inc. to YA II PN, Ltd.

10.17*	Note Purchase Agreement, dated February 29, 2024, by and between GigCapital5, Inc., QT Imaging, Inc. and Funicular Funds, LP

10.18*	Form of Promissory Note by and between QT Imaging Holdings, Inc. and Funicular Funds, LP

10.19*	Form of Guaranty by and between QT Imaging, Inc., QT Ultrasound Labs, Inc. and Funicular Funds, LP

10.20†*	Form of Security Agreement by and between QT Imaging Holdings, Inc., QT Imaging, Inc., QT Ultrasound Labs, Inc. and Funicular Funds, LP

10.21*	2024 Equity Incentive Plan

10.22*	Form of Restricted Stock Units Agreement

10.23*	Form of Stock Option Agreement

10.24*	Standby Equity Purchase Agreement, dated November 16, 2023 and effective as of November 15, 2023, by and between GigCapital5, Inc., QT Imaging, Inc., QT Imaging Holdings, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on November 22, 2023)

10.25*	Registration Rights Agreement, dated November 16, 2023 and effective as of November 15, 2023, by and between GigCapital5, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to GigCapital5’s Current Report on Form 8-K filed with the SEC on November 22, 2023)

14*	Code of Business Conduct and Ethics

21.1	List of Subsidiaries of the Registrant

24*	Power of Attorney (included on signature page to initial filing of this Registration Statement)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy

99.1	Audit Committee Charter

99.2	Compensation Committee Charter

99.3	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed and incorporated herein by reference.
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

12
5

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

QT Imaging Holdings, Inc.

Date: March 22, 2024	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer
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

Name	Title	Date
/s/ Dr. Raluca Dinu	Chief Executive Officer (Principal Executive Officer)	March 22, 2024
Dr. Raluca Dinu

/s/ Anastas Budagov	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2024
Anastas Budagov

/s/ Dr. Avi S. Katz	Chairman of the Board of Directors	March 22, 2024
Dr. Avi S. Katz

/s/ Dr. John Klock	Director	March 22, 2024
Dr. John Klock

/s/ Daniel Dickson	Director	March 22, 2024
Daniel Dickson

/s/ Zeev Weiner	Director	March 22, 2024
Zeev Weiner

/s/ James Greene	Director	March 22, 2024
James Greene

/s/ Ross Taylor	Director	March 22, 2024
Ross Taylor