Form 10-Q
period 2024-03-31
QT IMAGING HOLDINGS, INC.
filed 2024-05-13
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-40839
_________________________
QT Imaging Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Hamilton Landing, Suite 160 Novato, CA	94949
(Address of Principal Executive Offices)	(Zip Code)
(650) 276-7040
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	QTI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 9, 2024, the registrant had 21,441,416 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$5,620,231	$164,686
Restricted cash and cash equivalents	20,000	20,000
Accounts receivable, net	482,357	1,290
Inventory	4,116,228	4,418,197
Prepaid expenses and other current assets	1,195,289	214,979
Total current assets	11,434,105	4,819,152
Property and equipment, net	154,073	490,920
Intangible assets, net	43,669	90,139
Operating lease right-of-use assets, net	1,186,815	1,267,121
Other assets	39,150	39,150
Total assets	$12,857,812	$6,706,482
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$711,773	$1,355,512
Accrued expenses and other current liabilities	2,813,262	369,651
Related party notes payable	—	705,000
Current maturities of long-term debt	130,698	4,199,362
Deferred revenue	343,651	347,619
Operating lease liabilities, current	372,010	361,305
Total current liabilities	4,371,394	7,338,449
Long-term debt	3,330,692	95,982
Related party notes payable	5,408,725	3,143,725
Operating lease liabilities	966,253	1,062,633
Warrant liability	32,017	—
Derivative liability	2,137,800	—
Earnout liability	1,060,000	—
Other liabilities	465,081	377,772
Total liabilities	17,771,962	12,018,561
Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 and 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 21,437,216 and 9,575,925 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (1)	2,144	958
Additional paid-in capital (1)	17,152,441	12,457,108
Accumulated deficit	(22,068,735)	(17,770,145)
Total stockholders’ deficit	(4,914,150)	(5,312,079)
Total liabilities and stockholders’ deficit	$12,857,812	$6,706,482

(1) Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,362,163	$7,564
Cost of revenue	602,083	46,577
Gross profit (loss)	760,080	(39,013)
Operating expenses:
Research and development	642,546	421,887
Selling, general and administrative	5,696,211	1,291,765
Total operating expenses	6,338,757	1,713,652
Loss from operations	(5,578,677)	(1,752,665)
Other expenses	(20,931)	—
Change in fair value of warrant liability	(23,123)	—
Change in fair value of derivative liability	2,983,100	—
Change in fair value of earnout liability	(1,060,000)	—
Interest expense, net	(598,959)	(130,282)
Net loss and comprehensive loss	$(4,298,590)	$(1,882,947)

Net loss per share - basic and diluted (1)	$(0.33)	$(0.20)
Weighted-average number of common shares used in computing net loss per common share (1)	13,225,553	9,517,098

(1) Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three months ended March 31, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2024	27,941,290	$27,941	$12,430,125	$(17,770,145)	$(5,312,079)
Reverse recapitalization	(18,365,365)	(26,983)	26,983	—	—
As adjusted, beginning of period (1)	9,575,925	958	12,457,108	(17,770,145)	(5,312,079)
Merger recapitalization	7,898,954	790	(9,269,955)	—	(9,269,165)
Issuance of common stock pursuant to a subscription agreement	200,000	20	705,980	—	706,000
Conversion of a note payable	359,266	36	3,233,352	—	3,233,388
Conversion of a bridge loan	100,000	10	199,990	—	200,000
Net exercise of warrants	5,594	1	(1)	—	—
Issuance of common stock in connection with the Pre-Paid Advance	1,000,000	100	1,866,184	—	1,866,284
Issuance of common stock in connection with the Cable Car Loan	180,000	18	446,315	—	446,333
Issuance of common stock related to non-redemption extension agreements	427,477	42	1,508,951	—	1,508,993
Issuance of common stock related to early investor consideration	150,000	15	529,485	—	529,500
Issuance of common stock to settle transaction expenses	1,540,000	154	5,436,048	—	5,436,202
Stock-based compensation	—	—	38,984	—	38,984
Net loss	—	—	—	(4,298,590)	(4,298,590)
Balance, March 31, 2024	21,437,216	$2,144	$17,152,441	$(22,068,735)	$(4,914,150)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2023	27,580,040	$27,580	$10,136,037	$(11,671,194)	$(1,507,577)
Reverse recapitalization	(18,127,929)	(26,635)	26,635	—	—
As adjusted, beginning of period (1)	9,452,111	945	10,162,672	(11,671,194)	(1,507,577)
Sale of common stock and warrants in private offering, net	83,537	8	956,542	—	956,550
Stock-based compensation	—	—	208,628	—	208,628
Net loss	—	—	—	(1,882,947)	(1,882,947)
Balance, March 31, 2023 (1)	9,535,648	$953	$11,327,842	$(13,554,141)	$(2,225,346)

(1) Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,298,590)	$(1,882,947)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,873	116,826
Stock-based compensation	38,984	208,628
Provision for credit losses	1,290	—
Fair value of common stock issued in exchange for services and in connection with non-redemption agreements	3,714,694	—
Loss on issuance of common stock in connection with a subscription agreement	206,000	—
Non-cash interest	298,605	10,773
Non-cash operating lease expense	(5,369)	(2,062)
Change in fair value of warrant liability	23,123	—
Change in fair value of derivative liability	(2,983,100)	—
Change in fair value of earnout liability	1,060,000	—
Changes in operating assets and liabilities:
Accounts receivable	(482,357)	(5,840)
Inventory	586,413	49,051
Prepaid expenses and other current assets	(879,508)	(34,641)
Other assets	—	5,000
Accounts payable	(2,118,345)	392,219
Accrued expenses and other current liabilities	(1,319,572)	31,530
Deferred revenue	(3,968)	—
Other liabilities	87,312	118,747
Net cash used in operating activities	(5,975,515)	(992,716)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	—	947,850
Proceeds from issuance common stock pursuant to subscription agreement	500,000	—
Proceeds from long-term debt, net of issuance costs	10,525,000	—
Repayment of long-term debt	(32,470)	(32,153)
Repayment of bridge loans	(800,000)	—
Proceeds from the Merger, net of transaction costs	1,238,530	—
Net cash provided by financing activities	11,431,060	915,697
Net increase (decrease) in cash and restricted cash and cash equivalents	5,455,545	(77,019)
Cash and restricted cash and cash equivalents, beginning of year	184,686	475,076
Cash and restricted cash and cash equivalents, end of year	$5,640,231	$398,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$160,545	$—
Supplemental disclosures of noncash investing and financing activities:
Fair value of embedded derivatives upon issuance of convertible debt	$5,120,900	$—
Fair value of common stock issued with convertible debt	2,312,617	—
Transfer of equipment to inventory	284,444	—
Extinguishment of accrued expenses in exchange for common stock	3,760,000	—
Debt discount included in accrued expenses	40,740	—
Conversion of long-term debt into common stock	3,433,388	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.The Company and Summary of Significant Accounting Policies
Nature of Operations

QT Imaging Holdings, Inc. (the “Company”), formerly known as GigCapital5, Inc. (“GigCapital5”), is incorporated in Delaware with headquarters in Novato, California. The Company is a medical device company engaged in research, development, and commercialization of innovative body imaging systems using low frequency sound waves. The Company strives to improve global health outcomes. Its strategy is predicated upon the fact that medical imaging is critical to the detection, diagnosis, and treatment of disease and that it should be safe, affordable, accessible, and centered on the patient’s experience. The Company’s initial product is a breast imaging system.

On March 4, 2024 (the “Closing Date” or “Merger Date”), QT Imaging, Inc. (“QT Imaging”), GigCapital5, and QTI Merger Sub, Inc. (“QTI Merger Sub”) pursuant to the terms of the Business Combination Agreement (the “Business Combination Agreement”) dated December 8, 2022, completed the business combination of QT Imaging and GigCapital5 which was effected by the merger of QTI Merger Sub with and into QT Imaging, with QT Imaging surviving the Merger as a wholly owned subsidiary of GigCapital5 (the “Merger,” and, together with the other transaction contemplated by the Business Combination Agreement, the “Business Combination”). Upon completion of the merger on March 4, 2024, GigCapital5 changed its name to QT Imaging Holdings, Inc. and effectively assumed all of QT Imaging’s material operations. Refer to Note 2 - Business Combination for more information regarding the Merger.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of QT Imaging for the year ended December 31, 2023 and the related notes which provide a more complete discussion of the Company's accounting policies and certain other information. The December 31, 2023 condensed consolidated balance sheet was derived from the QT Imaging's audited consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's condensed consolidated financial position as of March 31, 2024 and its condensed consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

The share and per share amounts, prior to the Merger, have been retrospectively restated as shares reflecting conversion at the exchange ratio of approximately 0.3427 established in the Business Combination Agreement.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, QT Imaging and QT Ultrasound Labs, Inc. (“QT Labs”). All intercompany balances and transactions are eliminated in consolidation.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $22,068,735 as of March 31, 2024. During the three months ended March 31, 2024, the Company incurred a net loss of $4,298,590 and used $5,975,515 of cash in operating activities, which includes repayment of net liabilities assumed from the business combination. The Company expects to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.
In connection with the Business Combination, the Company entered into various agreements to obtain financing through the issuance of debt and through stock subscription agreements. On March 4, 2024, the Company received the Pre-Paid Advance, net of issuance costs, of $9,025,000 from Yorkville pursuant to the Standby Equity Purchase Agreement, $500,000 of cash proceeds from an investor related to a stock subscription agreement, and $1,500,000 in cash proceeds through a note payable from Funicular Funds, LP. See Note 8. Long-Term Debt. The Standby Equity Purchase Agreement provides the Company with access to an additional $40 million of potential capital through the issuance of common stock to Yorkville. During the time the Company has a balance under the Pre-Paid Advance, additional advances can be received with written consent of Yorkville or upon a trigger event, which occurs when the daily volume-weighted average price is less than $2.00 per share for five consecutive trading days. Management believes that the additional cash received and financing arrangements at the closing of the Business Combination will be sufficient to fund the Company’s current operating plan for at least the next 12 months.
The Company’s future capital requirements will depend on many factors, including the Company’s growth rate, the timing and extent of its spending to support research and development activities, and the timing and cost to enhance commercialized existing products. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company, or at all. Any additional debt financing obtained by the Company in the future could also involve restrictive covenants relating to the Company’s capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if the Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities the Company issues could have rights, preferences and privileges senior to those of holders of the Company’s common stock. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company when the Company requires it, the Company’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited.
Reclassification
Certain reclassifications have been made to the prior year condensed consolidated statement of operations and comprehensive loss to conform to the current year presentation. The reclassification had no impact on the previously reported condensed consolidated balance sheet, statement of stockholders’ deficit or cash flows.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.
Business Risk and Concentration of Credit Risk and Supply Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The majority of the Company’s cash is invested in U.S. dollar deposits with a reputable bank in the United States. Management believes that minimal credit risk exists with respect to the financial institution that holds the Company’s cash. At times, such cash may be in excess of insured limits established by the Federal Deposit Insurance Corporation.
The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Payment terms range from cash in advance to 30 days from delivery of products or services but may fluctuate depending on the terms of each specific contract. During the three months ended March 31, 2024, two customers represented 99% of revenue. During the three months ended March 31, 2023, two customers represented 100% of revenue. As of March 31, 2024, one customer represented 93% of accounts receivable. As of December 31, 2023, one customer represented 100% of accounts receivable.

Certain components and services used to manufacture and develop the Company’s products are presently available from only one or a limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development efforts to incorporate the products or services into the Company’s product.
Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company had restricted cash equivalents of $20,000 as of March 31, 2024 and December 31, 2023.
Restricted Cash
Restricted cash is comprised of cash held in an account subject to a collateral agreement to be used for the Company’s corporate credit card program.
Accounts Receivable, Net
Accounts receivable are carried at the amount due. Accounts receivable are written off when management deems all realistic efforts to collect the amount outstanding have been exhausted. A provision for credit losses is estimated by management based on evaluations of its historical bad debt and current collection experience. As of March 31, 2024, the Company recorded a provision for credit losses of $1,290. As of December 31, 2023, a provision for credit losses was not required.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method. The Company periodically reviews the value of items in inventory and provides write-offs of inventory that is obsolete. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Once inventory has been written down below cost, it is not subsequently written up.
Property and Equipment, Net
Property and equipment, net are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.
Leases
The Company primarily enters into leases for office space that are classified as operating leases. The Company determines if an arrangement is or contains a lease at inception. The Company accounts for leases by recording right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets in the captions operating lease right-of-use assets, net and operating lease liabilities, respectively. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. The Company’s leases do not include substantial variable payments based on index or rates. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants.
The Company’s leases do not provide a readily determinable implicit discount rate. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease payments related to the next 12 months are included in operating lease liabilities, current on the condensed consolidated balance sheets. The Company recognizes a single lease cost on a straight-line basis over the term of the lease, and the Company classifies all cash payments within operating activities in the condensed consolidated statements of cash flows.

The Company did not have any finance leases as of March 31, 2024 or December 31, 2023.
Intangible Assets, Net
The Company’s intangible assets are comprised of patents with a useful life of 12 years. Patents are amortized on a straight-line basis over their useful life.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of an asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Management has reviewed the Company’s long-lived assets and recorded no impairment charge for the three months ended March 31, 2024 and 2023.
Fair Value Measurements
The Company applies the requirements of the fair value measurements framework, which establishes a hierarchy for measuring fair value and requires enhanced disclosures about fair value measurements. The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement guidance also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy in which these assets and liabilities must be grouped based on significant levels of inputs as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets measured on a recurring basis included certificates of deposit totaling $20,000 as of March 31, 2024 and December 31, 2023 and were classified as Level 2 financial assets. See Note 3 for discussion on financial liabilities measured at fair value.
Debt and Debt Issuance Costs
The Company evaluates its financial instruments to determine if they are freestanding financial instruments. The Company also evaluates its convertible debt for embedded derivatives. Embedded provisions (like conversion options) are assessed to determine if they qualify as embedded derivatives that require separate accounting.
Debt issuance costs are recorded as a reduction to the carrying amount of the debt and are amortized to interest expense using the effective interest method. Debt is classified as short-term or long-term based on the term of the note.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods or services.
The Company determines revenue recognition through the following steps:
1)Identification of the contract, or contracts, with a customer

The Company considers the terms and conditions of the contract in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the goods or services to be transferred can be identified, the payment terms for the goods or services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2)Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) product sales, (ii) maintenance contracts and (iii) other services including training.
3)Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring goods or services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s contracts do not contain a significant financing component.
4)Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.
5)Recognition of revenue when, or as a performance obligation is satisfied
For product sales and services, revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised goods or services to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Training and maintenance services are generally recognized upon invoicing in amounts that correspond directly with the value to the customer of the performance completed to date which primarily includes professional service arrangements entered on a time and materials basis.
All of the revenue recognized by the Company during the three months ended March 31, 2024 and 2023 was recognized at a point in time.
Revenue recognized during the three months ended March 31, 2024 and 2023 is disaggregated as follows:

	March 31, 2024	March 31, 2023
Product	$1,306,120	$3,064
Service	56,043	4,500
	$1,362,163	$7,564
Revenue recognized by geography during the three months ended March 31, 2024 and 2023 is as follows:

	March 31, 2024	March 31, 2023
United States	$1,358,195	$7,564
International	3,968	—
	$1,362,163	$7,564
The Company had no contract assets as of March 31, 2024 and December 31, 2023. The Company had contract liabilities of $343,651 as of March 31, 2024, which are expected to be fully recognized as revenue in 2024. The Company had contract liabilities of $347,619 as of December 31, 2023. Revenue recognized during the three months ended March 31, 2024 that was previously included in contract liabilities as of December 31, 2023 was not significant.
Shipping and Handling Costs
Shipping and handling activities are typically performed before the customer obtains control of the goods, and the related costs are therefore expensed as incurred. Shipping and handling costs are included in cost of revenue in the accompanying condensed consolidated statements of operations and comprehensive loss. Shipping and handling costs incurred for inventory purchases are expensed in cost of revenue when sold.
Product Warranty
The Company’s products sold to customers are generally subject to warranties up to six months, which provides for the repair or replacement of products, at the Company’s option, that fail to perform with stated specifications. The Company estimates future warranty obligations related to those products. To date, product warranty claims have not been significant.
Research and Development Costs
Research and development costs incurred by the Company include salaries, purchased services, operating materials and supplies, depreciation, and amortization, and are expensed as incurred. These costs for the three months ended March 31, 2024 and 2023, amounted to $642,546 and $421,887, respectively.
Advertising
Advertising and promotion costs are expensed as incurred. Advertising expenses were not significant for the three months ended March 31, 2024 and 2023.
Grant Income
Periodically, the Company is awarded grants on a cost reimbursement basis. Costs are expensed when incurred and reimbursable on a monthly or quarterly basis with the offset booked as a contra-expense to the applicable functional area in the condensed consolidated statements of operations and comprehensive loss.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance if it is more-likely-than-not that some or all of the deferred tax asset will not be realized. The Company annually evaluates the realizability of deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In accordance with this accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the three months ended March 31, 2024 and 2023.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair market value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

The Company values stock options using the Black-Scholes option pricing model. This model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, stock price volatility and risk-free interest rates. Forfeitures are recorded as they occur.
Comprehensive Loss
Comprehensive loss is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for three months ended March 31, 2024 and 2023.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For the purposes of the diluted net loss per share calculation, common stock equivalents are considered to be potentially dilutive securities.
The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Common stock warrants	23,889,364	395,392
Potential shares from Pre-Paid Advance	10,142,530	—
Merger consideration earnout shares	9,000,000	—
Potential shares from Cable Car Loan	750,000	—
Potential shares from convertible notes	244,308	248,067
Options outstanding	—	1,350,432
	44,026,202	1,993,891
Fair Value of Financial Instruments
The fair value of the Company’s financial instruments, including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the relatively short maturity of these instruments. The carrying value of the Company’s borrowings approximates fair value based on current rates offered to the Company for instruments with similar terms.

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The Company adopted this guidance effective January 1, 2024, and noted no material impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the condensed consolidated financial statements and related disclosures.

2. Business Combination

As described in Note 1, the Merger with GigCapital5 was consummated on March 4, 2024. On the Merger Date, QT Imaging, GigCapital5, and QT Merger Sub, consummated the closing of the transactions contemplated by the Business Combination Agreement, following the approval at an annual stockholder meeting of the stockholders of GigCapital5 held on February 20, 2024 (the “Stockholder Meeting”).

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GigCapital5 was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of QT Imaging issuing shares of the net assets of GigCapital5, accompanied by a recapitalization. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (approximately 0.3427 shares of the Company's common stock for each share of QT Imaging common stock). The net liabilities of GigCapital5 have been recognized at carrying value, with no goodwill or other intangible assets recorded.

QT Imaging has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

• QT Imaging's stockholders have a majority of the voting power of the Company;
• The majority of QT Imaging's board of directors continued to serve as directors of the Company;
• The majority of QT Imaging's management continued to serve as management of the Company;
• QT Imaging comprises the ongoing operations of the Company; and
• QT Imaging is the larger entity based on historical business activity and the larger employee base.

The following summarizes the elements of the Merger to the condensed consolidated statements of stockholders’ deficit and cash flows, including the transaction funding, sources, and uses of cash:

Recapitalization
Cash in GigCapital5 Trust Account, net of redemptions	$13,952,525
Plus: cash in GigCapital5 operating bank account	4,829
Less: Payments made pursuant to non-redemption agreements	(10,791,550)
Less: GigCapital5 transaction costs paid from Trust	(1,073,667)
Less: Repayment of GigCapital5 related party notes	(853,607)
Net cash proceeds from GigCapital5	1,238,530
Assumed net liabilities from GigCapital5, excluding net cash proceeds	(10,507,695)
Net impact of the Merger on the condensed consolidated statement of stockholders' deficit	$(9,269,165)

Merger Related Activities
On November 15, 2023, GigCapital5, QT Imaging and YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) entered into the Standby Equity Purchase Agreement (the “SEPA”). Upon the closing of the Merger, the Company has the right, provided there is no balance outstanding under the Yorkville Note (as defined below) or, if there is a balance outstanding under a Yorkville Note, with Yorkville’s prior written consent, or upon the occurrence of certain trigger events, to issue and sell to Yorkville, and Yorkville shall purchase from the Company, up to $10,000,000 in aggregate gross purchase price (the “Commitment Amount”) of newly issued shares of the common stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice” and the date on which the Company is deemed to have delivered an Advance Notice, the

“Advance Notice Date”). As consideration for a payment of $10,000,000 (“Pre-Paid Advance”) received on March 4, 2024, the Company issued Yorkville a promissory note, which was issued with a 6% original issue discount. The Yorkville Note for the Pre-Paid Advance is due 15 months from the date of issuance, and interest accrues on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default. The Yorkville Note is convertible by Yorkville into shares of Company’s common stock. On March 4, 2024, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of the Company which converted in the aggregate into 1,000,000 shares of the Company's common stock upon the completion of the Merger. See Note 8.
In February 2024, GigCapital5 and QT Imaging entered into a Note Purchase Agreement (“Cable Car Loan”) with Funicular Funds, LP (“Cable Car”), pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by a promissory note that may be convertible in certain circumstances into shares of the Company's common stock at a conversion price of $2.00 per share (the “Loan”), dated March 4, 2024, by and between QT Imaging and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. On March 4, 2024, as full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of the Company which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of the Company's common stock. See Note 8.

In February 2024, GigCapital5 and QT Imaging (together the “parties”) entered into a subscription agreement with William Blair & Co., L.L.C. (“William Blair”) for the purchase of shares of common stock of QT Imaging. Pursuant to the subscription agreement, QT Imaging issued to William Blair in satisfaction of certain fees owed to William Blair for its services to the parties, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 740,000 shares of the Company’s common stock. The issuance of these shares settled $2,410,000 of net assumed liabilities from the business combination with an additional transaction cost expense of $202,200 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.
In February 2024, the parties agreed to amend one of the non-redemption agreements that were entered into in September 2023 (“September 2023 Non-Redemption Agreements”), pursuant to which, and in addition to the Company’s common stock issuable Mizuho Securities USA, LLC (“Mizuho”) under the September 2023 Non-Redemption Agreement, Mizuho received from QT Imaging, in exchange for $250,000 of services rendered by Mizuho, that number of QT Imaging’s common stock that converted in accordance with the terms of the Business Combination Agreement into 100,000 shares of the Company’s common stock. The issuance of these shares settled $250,000 of net assumed liabilities from the business combination with an additional transaction expense of $103,000 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.
In February 2024, QT Imaging and GigCapital5 entered into two additional subscription agreements with each of Donnelley Financial Solutions, LLC (“DFIN”) and IB Capital LLC (“iBankers”), dated as of February 23, 2024 and February 22, 2024, respectively (together, the “Subscription Agreements”), for the purchase of shares of common stock of QT Imaging. Pursuant to the Subscription Agreements, QT Imaging issued to each of DFIN and iBankers in satisfaction of $500,000 and $600,000 of fees owed to DFIN and iBankers, respectively, for their services, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 200,000 and 240,000 respective shares of the Company’s common stock. The issuance of these shares settled $1,100,000 of net assumed liabilities from the business combination with an additional transaction expense of $453,200 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.
In February 2024, QT Imaging and LionBay Ventures (“LionBay”) entered into a Settlement and Termination Agreement (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, QT Imaging terminated its Service Agreement with LionBay dated May 18, 2021 and the First Amendment of the Service Agreement dated September 9, 2021 (collectively as “Service Agreement”). In exchange for the termination of the Service Agreement and the termination of options to purchase 17,000 shares of common stock with a strike price of $8.50 per option that were issued as part of the Service Agreement, QT Imaging agreed to issue that number of shares that converted into 10,000 shares of the Company’s common stock. The issuance of these shares resulted in an additional transaction expense of $35,300 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.
In February 2024, QT Imaging received $500,000 in exchange for that number of shares that converted into 200,000 shares of the Company's common stock in accordance with the terms of the subscription agreement and Business Combination Agreement. The issuance of these shares resulted in an additional transaction expense of $206,000 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.
Pursuant to an amendment dated December 13, 2023, between QT Imaging and Exit Strategy Partners, LLC (“Advisor”), the Company agreed to pay for Advisor’s services in exchange for that number of shares that converted into 250,000 shares of the Company’s common stock and a total cash amount of $225,000, of which $125,000 was paid on the closing of the Business Combination on March 4, 2024 and the remaining $100,000 is due on the first anniversary of the closing of the Business Combination, which is recorded in accrued expenses and other current liabilities within condensed consolidated balance sheet as of March 31, 2024. The total cash consideration and issuance of shares related to this amendment resulted in a transaction expense of $1,107,500 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.
On March 4, 2024, as consideration for the September 2023 Non-Redemption with certain GigCapital5 stockholders (“Non-Redeeming Stockholders”), QT Imaging issued that number of shares that converted into 427,477 shares of the Company’s common stock to the Non-Redeeming Stockholders. The issuance of these shares resulted in a transaction expense of $1,508,994 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.
On March 4, 2024, the Company issued to subscribers to the Stock Subscription Agreements entered into in November 2023 equal to that number of shares that resulted in such parties as stockholders of QT Imaging receiving pursuant to the Business Combination Agreement 150,000 shares of the Company's common stock. The issuance of these shares resulted in a transaction expense of $529,500 recorded as selling, general and administrative expense within the condensed consolidated statement of operations during the three months ended March 31, 2024.

Merger Earnout Consideration Shares

Pursuant to the Second Amendment to Business Combination Agreement dated September 21, 2023, the Company is obliged to issue a maximum of 9,000,000 shares of Company's common stock (the “Merger Consideration Earnout Shares”) if certain triggering events and conditions are achieved during 2024, 2025, and 2026.

2024 Earnout Shares

Promptly following the date on which Company files its Quarterly Report on Form 10-Q with respect to its fiscal quarter ended September 30, 2024 with the SEC, an aggregate of 2,500,000 Merger Consideration Earnout Shares (the “2024 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, on or prior to such filing date, the Company has obtained a formal U.S. Food and Drug Administration (“FDA”) clearance for breast cancer screening with respect to its breast scanning systems, which remains in full force and effect as of such filing date; provided, that the 2024 Earnout Shares shall increase by 500,000 (to an aggregate of 3,000,000) Merger Consideration Earnout Shares if, in addition, during the fifteen months ended September 30, 2024, the Company either (A) makes at least eight bona fide placements of its breast scanning systems globally or (B) has revenue of at least $4,400,000 as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such fifteen month period.

2025 Earnout Shares

Promptly following the date on which the Company files its Quarterly Report on Form 10-Q with respect to its fiscal quarter ended September 30, 2025 with the SEC, an aggregate of 2,500,000 Merger Consideration Earnout Shares (the “2025 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, during the twelve months ended September 30, 2025, (A) the Company achieves annual revenue of at least $17,100,000 as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such twelve month period, and (B) the Company makes at least four placements of its breast scanning systems in the United States; provided, that the 2025 Earnout Shares shall increase by 500,000 (to an aggregate of

3,000,000) Merger Consideration Earnout Shares if at least one of the following milestones is achieved: (x) on or prior to such filing date, the Company has obtained a formal FDA clearance for a new indication for use of its breast scanning systems (other than any indication obtained prior to the beginning of the twelve months ended September 30, 2025), which remains in full force and effect as of such filing date; or (y) the Company achieves clinical-quality patient images with the Company’s open angle scanner no later than the filing date of the 2025 Q3 Form 10-Q.

2026 Earnout Shares

Promptly following the date on which the Company files its Quarterly Report on Form 10-Q with respect to its fiscal quarter ended September 30, 2026 with the SEC, an aggregate of 2,500,000 Merger Consideration Earnout Shares (the “2026 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, during the twelve months ended September 30, 2026, (A) the Company has revenue of at least $30,000,000 as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such twelve month period, or (B) the VWAP of shares of common stock equals or exceeds $15.00 per share for twenty (20) of any thirty (30) consecutive trading days on the Nasdaq exchange; provided, that the 2026 Earnout Shares shall increase by 500,000 (to an aggregate of 3,000,000) Merger Consideration Earnout Shares if at least one of the following milestones is achieved on or prior to such filing date: (x) the Company has obtained a formal FDA clearance of its open angle scanner, which remains in full force and effect as of such filing date; or (y) the Company receives net positive results in bona fide clinical trials, conducted in accordance with generally accepted industry standards, for its open angle scanner, as reported no later than the filing date of the 2026 Q3 Form 10-Q.

The Company recorded a liability of $1,060,000 related to the Merger Earnout Consideration Shares within the condensed consolidated balance sheet as of March 31, 2024. See Note 3.

3. Fair Value Measurements

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2024	December 31, 2023
Assets:
Certificate of deposit	2	$20,000	$20,000
Liabilities:
Warrant liability	2	$32,017	$—
Earnout liability	3	$1,060,000	$—
Derivative liability	3	$2,137,800	$—
Warrant Liability

The Company has determined that the private placement units that were issued in a private placement sale by GigCapital5 prior to the Merger (“Private Placement Warrants”) are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). The Company determined that the fair value of each Private Placement Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants are valued upon observable data and have been classified as Level 2 financial instruments. As of March 31, 2024, a total of 889,364 Private Placement Warrants were outstanding at an approximate fair value of $0.036 per warrant. See Note 11.
The activity for the fair value of the warrant liability during the three months ended March 31, 2024 was as follows:

Warrant Liability
Beginning balance, January 1, 2024	$—
Net liabilities assumed from GigCapital5	8,894
Change in fair value	23,123
Ending balance, March 31, 2024	$32,017
Earnout Liability

The fair value of the Merger Consideration Earnout shares was calculated using a Monte Carlo simulation. The simulation used as significant inputs the Company's management’s current assessment of placements of breast scanning systems in 2024 and 2025, likely expected values for revenues from 2024 through 2026, probabilities for regulatory approvals including FDA clearances, and probabilities of other triggering events related to the open angle scanner. The probabilities of the non-revenue triggers generally range from 0 to 25 percent with the exception of the FDA clearance for a new indication November 14, 2025, as defined in the Business Combination Agreement, which is at 100 percent. The revenue forecast for the respective measurement periods are generally in line with the revenue triggers as defined in the Business Combination Agreement, as amended. Additional significant inputs into the simulation include the volatility of Company's equity, assets, and revenue that was derived in a manner as would be common for such simulation, and published industry operating profitability metrics. A weighted average cost of capital (“WACC”) was estimated based on a venture capital rates of return on debt and equity. This WACC was used as the discount rate applicable to revenue, after applying a delivering factor to convert it from being applicable to earnings before interest and tax (“EBIT”) to being applicable to revenue. This EBIT to revenue delivering factor was estimated using published industry operating profit and cost metrics.

The Monte Carlo simulation developed a distribution of projected revenues for 2024 through 2026 using a Geometric Brownian Motion framework based on a standard normal distribution of returns. The simulation also developed a distribution of potential daily common stock prices for 2026 using a Geometric Brownian Motion framework. The resulting fair value is based on the average of the number of shares that will be paid out for each triggering event over a statistically significant number of simulations.

Significant assumptions used in the valuation of the fair value of the earnout liability as of issuance on March 4, 2024 and as of March 31, 2024 were as follows:

	March 4, 2024	March 31, 2024
Fair value of common stock	$3.53	$1.06
Volatility of revenue	26.0%	26.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	4.5%	4.5%
Risk premium	2.5%	2.5%
Cost of debt	15.5%	15.5%
Credit risk spread	11.0%	11.0%
Equity volatility	130.0%	130.0%
The activity for the fair value of the earnout liability for the three months ended March 31, 2024 was as follows:

Earnout Liability
Beginning balance, January 1, 2024	$—
Change in fair value	1,060,000
Ending balance, March 31, 2024	$1,060,000

Derivative Liability
In March 2024, the Company recorded a derivative liability related to the Pre-Paid Advance issued on March 4, 2024 pursuant to the SEPA, dated November 15, 2023, between QT Imaging and Yorkville (See Note 2 and Note 8). The Pre-Paid Advance contained the following derivative features (“Derivatives”) as defined in the SEPA that were recognized at fair value:
•Monthly Payment Premium: if, any time after the Issuance Date, and from time to time thereafter, a Trigger Event occurs, then the Company shall make monthly payments of Triggered Principal Amount, Payment Premium and accrued and unpaid interest.

•Monthly Payment Discount: if, any time after the Issuance Date, and from time to time thereafter, a Trigger Event occurs, then the Company shall make monthly payments of Triggered Principal Amount minus the lesser of (x) $1,500,000 and (y) such amount of fifty percent (50%) of the Investor’s net sales proceeds of the Company Shares or fifty percent (50%) of the value of the Company Shares on such date the cash payment is due.

•Variable Price Conversion Right: subject to certain limitations, at any time or times on or after the Issuance Date, the Yorkville shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable Common Stock in accordance with Section (3)(b), at the Conversion Price of 95% of the lowest VWAP of the Company’s Common Stock during the 5 consecutive Trading Days immediately preceding the Conversion Date or the date the Holder submits an Investor Notice pursuant to and as defined in the SEPA, as applicable, or other date of determination, but not lower than the Floor Price.

•Failure to Timely Convert: if within three (3) Trading Days after the Company’s receipt of an email copy of a Conversion Notice the Company shall fail to issue and deliver a certificate to the Yorkville or credit Yorkville’s balance account with DTC for the number of shares of Common Stock to which the Holder is entitled upon such Yorkville’s conversion of any Conversion Amount (a “Conversion Failure”), and if on or after such Trading Day the Yorkville purchases (in an open market transaction or otherwise) Common Stock to deliver in satisfaction of a sale by the Yorkville of Common Stock issuable upon such conversion that the Yorkville anticipated receiving from the Company (a “Buy-In”), then the Company shall, within three (3) Business Days after the Yorkville’s request and in the Yorkville’s discretion, either (i) pay cash to Yorkville in an amount equal to Yorkville’s total purchase price (including brokerage commissions and other out of pocket expenses, if any) for the Common Stock so purchased (the “Buy-In Price”), or (ii) promptly honor its obligation to deliver to the Yorkville a certificate or certificates representing such Common Stock and pay cash to the Yorkville in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of Common Stock, times (B) the Closing Price on the Conversion Date.

•Corporate Events: in addition to and not in substitution for any other rights hereunder, prior to the consummation of any Fundamental Transaction pursuant to which holders of Common Stock are entitled to receive securities or other assets with respect to or in exchange for shares of Common Stock (a “Corporate Event”), the Company shall make appropriate provision to ensure that the Holder will thereafter have the right to receive upon a conversion of this Note, at the Holder’s option, (i) in addition to the Common Stock receivable upon such conversion, such securities or other assets to which the Holder would have been entitled with respect to such Common Stock had such Common Stock been held by the Holder upon the consummation of such Corporate Event (without taking into account any limitations or restrictions on the convertibility of this Note) or (ii) in lieu of the Common Stock otherwise receivable upon such conversion, such securities or other assets received by the holders of Common Stock in connection with the consummation of such Corporate Event in such amounts as the Holder would have been entitled to receive had this Note initially been issued with conversion rights for the form of such consideration (as opposed to Common Stock) at a conversion rate for such consideration commensurate with the Conversion Price. Provision made pursuant to the preceding sentence shall be in a form and substance satisfactory to the Required Holders.

The initial fair value of the above Derivatives was calculated using a Monte Carlo simulation. The simulation used significant inputs, including volatility of Company's equity that was derived based on a comparable peer group of publicly traded companies and the company’s stock price on the valuation date.

The total value of the derivatives reflected the combined value of the monthly payment premium, reduction to that premium by the payment discount, and the value of the conversion right. The values of the failure to timely convert and corporate event features were deemed to be de minimus.

Significant assumptions used in the valuation of the fair value of the derivative liability as of issuance on March 4, 2024 and as of March 31, 2024 were as follows:

	March 4, 2024	March 31, 2024
Fair value of common stock	$3.53	$1.06
Term in years	1.25	1.18
Volatility	130.0%	130.0%
Risk-free rate	4.9%	5.0%
Debt discount	30.0%	30.0%
The activity for the fair value of the derivative liability during the three months ended March 31, 2024 was as follows:

Derivative Liability
Beginning balance, January 1, 2024	$—
Fair value at issuance	5,120,900
Change in fair value	(2,983,100)
Ending balance, March 31, 2024	$2,137,800
4.    Inventory
Inventory consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Raw materials	$2,509,875	$2,529,364
Work in process	1,405,128	1,627,802
Finished Goods	201,225	261,031
Total	$4,116,228	$4,418,197
5.    Property and Equipment, Net
Property and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023:

	Useful Life	March 31, 2024	December 31, 2023
Scanners	5 Years	$2,826,983	$3,309,957
Computer and lab equipment	3-5 Years	1,359,491	1,359,491
Leasehold improvements	Various	421,266	421,266
Software	3 Years	40,599	40,599
Furniture and fixtures	7 Years	82,336	82,336
		4,730,675	5,213,649
Less: accumulated depreciation		(4,576,602)	(4,722,729)
		$154,073	$490,920
Depreciation expenses were $52,403 and $70,356 for the three months ended March 31, 2024 and 2023, respectively.

6.    Intangible Assets, Net
Intangible assets, net consisted of the following as of March 31, 2024:

	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life Remaining
Patents	12 Years	$2,230,570	$2,186,901	$43,669	0.25 Years
Intangible assets, net consisted of the following as of December 31, 2023:

	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life Remaining
Patents	12 Years	$2,230,570	$2,140,431	$90,139	0.50 Years
Amortization expense was $46,470 for each of the three months ended March 31, 2024 and 2023.
As of March 31, 2024, future amortization is as follows:

Year ending December 31:
2024 (remaining)	$43,669
7.    Balance Sheet Details
Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prepaid insurance	$910,208	$9,808
Prepaid licenses and subscriptions	99,493	8,536
Other	185,588	196,635
Total	$1,195,289	$214,979

Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued legal	$2,065,739	$24,729
Accrued excise taxes	202,341	—
Accrued advisory fee	100,000	—
Other	445,182	344,922
Total	$2,813,262	$369,651
8.    Long-Term Debt
Paycheck Protection Program Loan
On February 24, 2021 and May 5, 2020, the Company received loans (“PPP Loans”) from US Bank in the amounts of $1,158,265 (“Loan 2”) and $1,158,266 (“Loan 1”), respectively, to fund payroll, rent and utilities through the Paycheck Protection Program (“PPP”). Original loan terms were revised by the PPP Flexibility Act of 2020. Under the terms of the PPP, up to 100% of the loan and related interest was forgivable if the proceeds were used for covered expenses and certain other requirements related to wage rates were met. For Loan 1, the Company applied for forgiveness on June 7, 2021, and received forgiveness of $873,151 in principal and $9,823 in interest from the Small Business Administration (“SBA”) on June 14, 2021. For Loan 2, the Company applied for forgiveness on November 9, 2021, and received forgiveness of $930,246 in principal and $6,822 in interest on November 15, 2021.
The remaining balance of Loan 1 of $285,115 is payable in monthly installments of $6,400, including interest at 1%, beginning August 5, 2021, with the final payment due May 5, 2025. As of March 31, 2024, the total principal outstanding under Loan 1 was $89,035, of which $76,251 was current and $12,784 was noncurrent. As of

December 31, 2023, the total principal outstanding under Loan 1 was $107,979, of which $76,058 was current and $31,921 was noncurrent.
The remaining balance of Loan 2 of $228,019 is payable in monthly installments of $4,605, including interest at 1%, beginning December 27, 2021, with the final payment due February 27, 2026. As of March 31, 2024, the total principal outstanding under Loan 2 was $104,843, of which $54,447 was current and $50,396 was noncurrent. As of December 31, 2023, the total principal outstanding under Loan 2 was $118,369, of which $54,308 was current and $64,061 was noncurrent.
Interest expense for Loan 1 and Loan 2 for the three months ended March 31, 2024 and 2023 was $545 and $863, respectively.
The SBA may undertake a review of a loan of any size during the six-year period following forgiveness or repayment of the loan. The review may include the loan forgiveness application, as well as whether the Company received the proper loan amount. The timing and outcome of any SBA review is not known.
Convertible Notes Payable
In June 2021, the Company entered into a convertible promissory note agreement (the “Note”) with USCG for advances of up to $10,000,000. The Company could have made advances on the Note up to six months after the inception of the Note unless extensions for advances were mutually agreed between both parties. The Note bore interest at 12% per annum on any amounts drawn with maturity date of July 6, 2024. The Note was collateralized by all assets of the Company and was guaranteed by QT Labs. The terms of the Note include non-financial covenants and, as of March 4, 2024 when the Note converted, the Company was in compliance with those covenants. Through December 31, 2023, the Company issued warrants in connection with the note to purchase a total of 5,091 shares of common stock which 3,540 shares are exercisable at a price of $12.40 per share and 1,551 shares are exercisable at a price of $11.67 per share. The fair value of the warrants, along with financing fees, were recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the Note. On March 4, 2024, these warrants were terminated in accordance with the Business Combination Agreement.
The Note was convertible, at the Company’s option, before the Note matured upon the closing of a single transaction or a series of transactions with a minimum of $15,000,000 of cash proceeds raised in the aggregate. If elected, the conversion price is 90% of the price per share in the qualified financing. Management assessed whether the embedded features in the Note should have been bifurcated from the debt host and concluded that none of the features required to be accounted for separately from the debt instrument.

In November 2023 and in connection with the Fourth Amendment and issuance of the senior secured convertible promissory note to US Capital as part of the Securities Purchase Agreement as described below (the “US Capital Note”), the outstanding loan balances of the Note of $2,495,000 with accrued interest of $635,854 was considered extinguished. In November 2023, the Company recorded $376,086 as a loss on extinguishment in other expenses in the condensed consolidated statements of operations and comprehensive loss, and includes a commission paid of $20,000, remaining unamortized debt issuance costs on the Note of $32,828 and the fair value of warrants to purchase 16,320 shares of common stock of $156,505.
As of December 31, 2023, the total Note and US Capital Note balance was $3,294,659 net of unamortized debt issuance costs of $36,194, and accrued interest of $50,037. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2024 and 2023 was $88,692 and $84,597, respectively.
On March 4, 2024, the Note principal and related accrued interest balance of $3,233,388 and the US Capital Note principal balance of $200,000 was converted into 359,266 and 100,000 shares of common stock, respectively. Additionally, warrants to purchase 16,320 shares of the Company's common stock were net settled into 5,594 shares of common stock.

Bridge Loan
In November 2023, the Company entered into a Securities Purchase Agreement and raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 (“Bridge Loan”) from five investors (“Bridge Lenders”). Each Bridge Loan of $200,000 bore no interest but had a cash option value at the date maturity of 120% or $240,000 of the Bridge Loan at each Bridge Lender’s option. The maturity date was the closing date of the Business Combination as defined in Note 1. The Bridge Loan conversion price was at $2.00 per share on a post-business combination. On March 4, 2024, four of the five Bridge Loan holders elected the cash option and were paid an aggregate of $960,000 on the Merger Date. This payment premium totaling $160,000 was recorded as interest expense for the three months ended March 31, 2024.
As of March 31, 2024, there was no amount outstanding for the Bridge Loan. As of December 31, 2023, the outstanding amount of the Bridge Loan, excluding the US Capital Note, was $774,337, net of unamortized debt issuance costs of $25,663. Interest expense from the amortization of debt issuance costs for the three months ended March 31, 2024 and 2023 was $25,663 and $0, respectively.

Yorkville Pre-paid Advance
On March 4, 2024, the Company received the Pre-Paid Advance of $10,000,000 from Yorkville that will be due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of the Company's common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of QT Imaging which converted in the aggregate into 1,000,000 shares of the Company's common stock upon the completion of the Business Combination. In accordance with ASC 470-20, the proceeds of $10,000,000 were recorded between the promissory note and common stock less debt origination costs of $975,000, consisting of a $375,000 commitment fee for the SEPA and an original issue discount of 6% for the Pre-Paid Advance, on a relative fair value basis. A structuring fee of $20,000 was expensed in other expense within the condensed consolidated statement of loss and comprehensive loss during the three months ended March 31, 2024. As noted in Note 3, the Pre-Paid Advance contained Derivatives that were bifurcated and recorded a separate instrument. The initial value of Derivatives of $5,120,900 was recorded as a debt discount against the Pre-Paid Advance in the condensed consolidated balance sheet as of March 31, 2024.
As of March 31, 2024, the outstanding amount of the Yorkville Pre-paid Advance was $2,227,062 net of issuance costs and the fair value of the bifurcated derivative of $7,772,938, and accrued interest of $44,384. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2024 and 2023 was $233,630 and $0, respectively.

Cable Car Loan
In February 2024, GigCapital5 and QT Imaging entered into a Cable Car Loan with Cable Car, pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by the Loan, dated March 4, 2024, by and between QT Imaging and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of QT Imaging which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of the Company's common stock. In accordance with ASC 470-20, the proceeds of $1,500,000 were recorded between the promissory note and common stock less debt origination costs of $40,740, consisting of a legal fees, on a relative fair value basis.

As of March 31, 2024, the outstanding amount of the Cable Car Loan was $1,040,450 net of issuance costs of $459,550. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2024 and 2023 was $27,522 and $0, respectively.
Future principal payments on the long-term debt as of March 31, 2024 are as follows:

Year ending December 31:
2024 (remaining)	$97,896
2025	11,586,784
2026	9,198
Total payments	11,693,878
Less: Unamortized debt issuance costs	(8,232,488)
Less: Current maturities of long-term debt	(130,698)
Long-term debt	$3,330,692

9.    Leases
The Company leases its operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects the Company’s ROU assets and lease liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Assets:
Operating lease ROU assets, net	$1,186,815	$1,267,121
Liabilities:
Operating lease liabilities, current	$372,010	$361,305
Operating lease liabilities	966,253	1,062,633
	$1,338,263	$1,423,938
The following table presents supplemental cash flow information related to the Company’s operating leases for the three months ended:

	March 31, 2024	March 31, 2023
Operating cash flows from operating leases	$113,586	$110,278
As of March 31, 2024, the maturity of operating lease liabilities was as follows:

Year ending December 31:
2024 (remaining)	$348,710
2025	476,164
2026	490,449
2027	206,864
Total payments	1,522,187
Less: Interest	(183,924)
Present value of obligations	$1,338,263
The operating lease expense for the three months ended March 31, 2024 and 2023, was $113,535 and $113,283, respectively, of which $5,319 and $5,067, respectively, were related to leases with a term of less than 12 months.
The weighted-average remaining lease term was approximately 3.2 years as of March 31, 2024. The weighted-average discount rate for the three months ended March 31, 2024 was 8%.
10.    Contingencies
Litigation
The Company is subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on the Company’s consolidated financial statements.
11.    Stockholders’ Deficit
Common Stock
The Company's common stock trades on the Nasdaq Stock Exchange under the symbol “QTI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance 500,000,000 shares of common stock. Immediately following the Merger, there were 21,437,216 shares of common stock outstanding with a par value of $0.0001. The holder of each share of common stock is entitled to one vote.
The Company retroactively adjusted the shares issued and outstanding prior to March 4, 2024 to give effect to the exchange ratio established in the Business Combination Agreement to determine the number of shares of common stock into which they were converted.

Common stock reserved for future issuance as of March 31, 2024 is as follows:

Common stock warrants	23,889,364
Potential shares from Pre-Paid Advance	10,142,530
Merger earnout consideration shares	9,000,000
Options available under the 2024 Incentive Plan	2,358,093
Potential shares from Cable Car Loan	750,000
Potential shares from convertible notes	244,308
46,384,295
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding. The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of preferred stock could have the effect of decreasing the trading price of common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.
QT Imaging Private Placement Warrants
In November 2022, the Company initiated an offering to sell to a select group of accredited investors only, on a private placement basis, 342,703 units for a purchase price of $11.67 per unit (the “Units”), each Unit consisting of one share of common stock and one warrant to purchase one share of common stock (the “QT Imaging Private Placement Warrants”) with an exercise price of $11.67 (the “2022 Offering”). As of December 31, 2023, the Company has issued 167,925 Units for net proceeds of $1,932,850, which 83,534 Units were issued during the three months ended March 31, 2023 for total net proceeds of $956,550. There were no Units issued during the three months ended March 31, 2024. On March 4, 2024, all outstanding QT Imaging Private Placement Warrants were deemed out of the money and terminated in accordance with the Business Combination Agreement.

QT Imaging Warrants for Common Stock

In addition to the warrants sold as part of the Units in the 2022 Offering, the Company also issued warrants to consultants and to placement agents in association with debt issuances and past private offerings. At the option of the warrant holders, the warrants can be fully settled in shares of common stock, or converted via net share settlement, in which the warrant holder will receive shares equal to the number of shares purchasable under the warrants multiplied by the difference between the fair market value of the shares and the exercise price, divided by the fair market value of the shares.
The following table represents the QT Imaging warrant activity as follows for the three months ended March 31, 2024:

Number of Warrants
Outstanding, January 1, 2024	422,064
Exercised	(16,320)
Terminated pursuant to business combination agreement	(405,744)
Outstanding, March 31, 2024	—
The fair value of the QT Imaging warrants issued as part of the 2022 Offering and included in stockholders’ deficit in the condensed consolidated balance sheets was $431,438 for the three months ended March 31, 2023. The fair value of the remaining warrant granted during the three months ended March 31, 2023 was $15,317 and was recorded as issuance costs against the proceeds received from the 2022 Offering. There were no QT Imaging warrants issued during the three months ended March 31, 2024.
On March 4, 2024 and in accordance with the terms of the Business Combination Agreement, the Company cancelled and terminated all outstanding warrants that were deemed out of the money with an exercise price of or above $11.67 per warrant, including all warrants sold as part of the Units in the 2022 Offering and warrants that were issued to consultants and placement agents in association with debt issuances and past private offerings.
Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable at $11.50 per share, and pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”), the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Each warrant will become exercisable on the later of 30 days after the completion of the Merger and will expire five years after the completion of the Merger. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”),, following the completion of the Merger, for the registration of the shares of common stock issuable upon exercise of the warrants included in the public units issued in the Company’s initial public offering (the “Public Units”) and the private placement units undertaken by the Company concurrently with its initial public offering (the “Private Placement Units”). The new registration statement was filed on April 1, 2024.

As of March 31, 2024, there were 23,889,364 warrants outstanding from those that were initially included as a constituent security of the Public Units and the Private Placement Units (the “PubCo Warrants”) with an exercise price of $11.50 per warrant and expiring on March 4, 2029. Subsequent to March 31, 2024, the exercise price of PubCo Warrants will be reduced from $11.50 to $2.30 per warrant and the price per share related to the redemption events described above decreased from $18.00 per share to $3.60 per share in accordance with the terms of the Warrant Agreement as discussed above.
12.    Stock Incentive Plans
2024 Equity Incentive Plan
On February 15, 2024, at the Annual Meeting, the GigCapital5 stockholders considered and approved the 2024 Equity Incentive Plan (the “2024 Incentive Plan”) and reserved 2,358,093 shares of common stock for issuance thereunder. The 2024 Incentive Plan became effective immediately upon the Closing of the Business Combination on March 4, 2024. The term of the 2024 Incentive Plan is 10 years. The number of shares of common stock reserved for issuance under the 2024 Incentive Plan will automatically increase on January 1 of each year, beginning on January 1,

2025 and continuing through January 1, 2035, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors. Under the 2024 Incentive Plan, the Company may issue stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance awards (“PAs”). The term of stock options may not exceed 10 years and is subject to vesting conditions, which is subject to the option holder’s continued service to the Company. The exercise price of any stock option award cannot be less than fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years.

There were no shares issued or outstanding under the 2024 Incentive Plan as of March 31, 2024.

QT Imaging Incentive Plan

In September 2021, the Board of Directors approved and the Company adopted the Plan (the “QT Imaging Plan”). The maximum aggregate number of shares of common stock that the Company may award under the QT Imaging Plan is 7,000,000. The term of the QT Imaging Plan is 10 years. The QT Imaging Plan is administered by the compensation committee of the Company’s Board of Directors (the “Administrator”). The Company may grant awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options), stock purchase rights, restricted stock, restricted stock units and performance stock awards. Awards may be granted to employees, directors, and consultants (as defined in the QT Imaging Plan.) The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Incentive stock options may only be granted to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. Vesting is subject to the option holder’s continued service to the Company, ranging up to a four-year period. Unvested options are subject to forfeiture upon termination of employment. On March 4, 2024, the QT Imaging Plan was terminated in accordance with the terms of the Business Combination Agreement and the options to purchase 1,237,681 shares of common stock were cancelled at the close of the Business Combination in accordance with the terms of the Business Combination Agreement.
The following table summarizes information regarding activity in the QT Imaging Plan during the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2024	1,249,809	$24.80	6.9
Cancelled	(12,128)	$22.40
Terminated pursuant to Business Combination Agreement	(1,237,681)	$24.83
Outstanding, March 31, 2024	—	$—	—

There were no options granted during three months ended March 31, 2024 and 2023.

The following table shows stock-based compensation expense by functional area in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023:

	2024	2023
Research and development	$13,950	$26,314
Selling, general and administrative	25,034	182,314
	$38,984	$208,628
No stock-based compensation expense was capitalized to inventory for three months ended March 31, 2024 and 2023.

As of March 31, 2024, there was no unrecognized compensation cost related to non-vested stock-based compensation awards under the QT Imaging Plan.
13.    National Institutes of Health Subaward
On August 18, 2022, the Company was awarded a grant of up to $1,078,347 as a subaward through the Board of Trustees of the University of Illinois for the purpose of developing a quantitative ultrasound breast scanner for identifying early response of breast cancer to chemotherapy. The grant is a cost reimbursement subaward that is allocated annually over five years, subject to the availability of funds and satisfactory progress of the project. The award expires July 31, 2027 and may be terminated by either party with 30 days written notice. Any grant proceeds received do not require repayment. As of March 31, 2024, the Company incurred total costs of $356,436 against the year one allocation of $351,994 and against the year two allocation of $194,566. During the three months ended March 31, 2024, the Company incurred costs of $7,382, of which $7,031 of grant income was recognized as an offset to research and development expense and $351 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023, the Company incurred costs of $12,235, of which $11,123 of grant income was recognized as an offset to research and development expense and $1,112 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023, the grant receivable was $22,191 and $161,638, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
14.    Income Taxes
For the interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

The Company’s effective tax rate is 0% for the three months ended March 31, 2024 and 2023. The Company expects that its effective tax rate for the full year 2024 will be 0%.
15.    Related Party Transactions
Convertible Notes Payable
In July 2020, the Company issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock of the Company at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of March 31, 2024, an aggregate of 244,308 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. Management assessed whether the embedded features in the 2020 Notes should have been bifurcated from the debt host and concluded that none of the features were required to be accounted for separately from the debt instruments.
As of March 31, 2024 and December 31, 2023, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $420,700 and $377,772, respectively. Interest expense for the three months ended March 31, 2024 and 2023, was $42,929 and $44,923, respectively.
Working Capital Loan and Extension Note
On May 3, 2023, the Company issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of March 31, 2024 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the

Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the Closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Pre-Paid Advance received from Yorkville (see Note 8).

On March 4, 2024, the Company assumed $1,560,000 outstanding balance of the Extension Note from a related party and pursuant to the Business Combination Agreement. The Extension Note does not bear any interest and cannot be repaid prior to the repayment of the Pre-Paid Advance received from Yorkville.
Management Services and Business Associate Agreement
In September 2020, QT Imaging entered into a Management Services Agreement (the “Agreement”) and a Business Associate Agreement with John C. Klock, M.D., a California sole proprietorship (the “Practice”). John C. Klock, M.D. was the Chief Executive Officer of QT Imaging, serves on its Board of Directors, and was the largest single stockholder of QT Imaging. The Practice provided medical imaging to patients using the QT Breast Scanner. Under the terms of the Agreement, the Company agreed to provide business services to the Practice including use of the facility which formerly operated as the Marin Breast Health Trial Center, including furniture and medical equipment, as well as use of certain personnel. In exchange for those services, the Practice agreed to pay the Company a management fee. Fees paid to QT Imaging during the three months ended March 31, 2024 and 2023 were $12,000 for each period end, and were recorded as a reduction to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Additionally, during the three months ended March 31, 2024 and 2023, the Practice made product purchases from QT Imaging of $1,800 and $2,700, respectively. As of March 31, 2024 and 2023, there were no amounts due to or due from the Practice. This Agreement was terminated and replaced by the Space and Equipment Sublease Agreement and Services Agreement subsequent to March 31, 2024. See Note 16.

Deferred Revenue
In July 2023, an order was placed and a downpayment of $200,000 was made for a breast imaging system by 303 Development Corporation (the “Foundation”). The executive director of the Foundation is a current investor and a was a previous board member of the Company. In September 2023, an additional $100,000 was paid towards the purchase.
16.    Subsequent Events

On April 3, 2024, the Company entered into a Data Use and License Agreement with the Practice that conducts a medical practice and provides medical services, pursuant to which the Company was granted a license to use and disclose certain de-identified health information, as has been de-identified by the Practice in accordance with applicable law, for use in research and analytical processes in connection with the Company’s development and commercialization of the QT Ultrasound Breast Scanner-1 and other technologies.

On April 5, 2024, the Company entered into that certain Services Agreement (the “Services Agreement”) with the Practice dated as of April 1, 2024 pursuant to which the Practice agreed to provide its services to the Company, including but not limited to providing healthcare services to patients, assisting with clinical trials and studies and assisting with drafting of institutional review board approved clinical protocols, assisting with the performance of research and development activities on behalf of the Company, providing comprehensive multi-day training on the operation of breast imaging technology for radiologist customers and other customer staff such as technicians, performing clinical validation of imaging software changes which may include recruiting patients, training personnel on the operation of the Company’s imaging technology, as well as other services as specified in the Services Agreement. The term of the Services Agreement is one year unless earlier terminated and shall auto-renew for successive one-year periods, unless otherwise terminated. However, the parties agree to review and possible revise the terms of the Service Agreement on July 1, 2024 if such terms are not satisfactory to either party.

On April 17, 2024, the Company entered into a Space and Equipment Sublease Agreement (the “Space and Equipment Sublease”) with the Practice, pursuant to which the Practice will sublease certain medical equipment and space, currently leased from Hamilton Landing Novato LLC by the Company, to the Practice for use in its operations, on a full-time and exclusive basis. The Practice shall pay to the Company a $5,666 rental fee (the “Rent”) for the Subleased Space (as defined in the Space and Equipment Sublease) on a monthly basis, payable on the first day of each month and no later than ten days thereafter, with the Rent to be pro-rated for any partial month. The parties have determined that the Rent equals the fair market value of the Subleased Space and Subleased Equipment (as defined in the Space and Equipment Sublease), without taking into account the proximity of the parties or the space to any source, volume or value of referrals between the parties or any patient thereof. Further, the Practice shall pay when due all sales, use, personal property, leasing, excise or other fees, taxes, charges or withholdings of any kind imposed against the Company, the Practice or the Subleased Equipment with respect to the Space and Equipment Sublease, the Subleased Equipment, or any related fees, receipts or earnings, including local taxes and personal property taxes. The term of the Space and Equipment Sublease is one year unless terminated and shall auto-renew for successive one-year periods, unless otherwise terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this report (this “Quarterly Report”) to “we,” “our,” “us,” “QT Imaging”, “QT Imaging Holdings” or the “Company” and other similar terms refer to QT Imaging Holdings, Inc. and its consolidated subsidiaries. The following discussion and analysis provides information which QT Imaging Holding’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of QT Imaging Holdings’ financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward‑looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section in Part II, Item 1A. of this Quarterly Report, the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 25, 2024 (our “Annual Report”) and in any more recent filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview

We are a medical device company founded in 2012 and engaged in the research, development, and commercialization of innovative body imaging systems using low energy sound. We believe that medical imaging is critical to the detection, diagnosis, and treatment of disease and that it should be safe, affordable, and accessible. Our goal is to improve global health outcomes through the development and commercialization of imaging devices that address critical healthcare challenges with accuracy and precision.

With the support of nearly $18 million in financial support from the U.S. National Institutes of Health, we developed a novel, comprehensive body imaging technology that has high resolution, high sensitivity, high specificity, high positive and negative predictive values and is safe and inexpensive. The technology is based on ultra-low frequency transmitted sound and uses a one-of-a-kind novel sound back-scatter design and inverse-scattering reconstruction to create its images.

Our current QT Breast Scanner is a Class II device subject to premarket notification and clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”). On August 23, 2016, we (formerly, QT Ultrasound LLC) submitted a Section 510(K) Summary of Safety and Effectiveness application for the QT Breast Scanner in accordance with 21 CFR 807.92 under 510(K) Number K162372. As part of meeting the general requirements for basic safety and essential performance of the QT Breast Scanner (formerly, QT Ultrasound Breast Scanner) pursuant to AAMI ES60601-1:2005/(R)2012 and A1:2012 Medical electrical equipment, testing was conducted by Intertek, an independent testing laboratory, located in Menlo Park, CA. Intertek also conducted applicable testing pursuant to IEC 60601-1-6 Edition 3.1 2013-10-Medical electrical equipment Part 1-6 General requirements for safety - Collateral Standard: Usability. In addition, we conducted, and Intertek witnessed, all applicable testing pertaining to the requirements for the safety of ultrasonic medical diagnostic and monitoring equipment and to demonstrate compliance with the “Acoustic Output Measurement Standard for Diagnostic Ultrasound Equipment”. This test on acoustic output was pursuant to IEC 60601-2-37 Edition 2.0.2007 Medical electrical equipment - Part 2-37: Particular requirements for the basic safety and essential performance of ultrasonic medical diagnostic and monitoring equipment. Finally, system verification testing was conducted to ensure that the QT Breast Scanner met all design and other requirements including but not limited to that no new issues of safety or effectiveness compared to the predicate device, SoftVue System manufactured by Delphinus Medical Technologies, were raised.
Since our inception, we have devoted substantially all our financial resources to acquiring and developing the base technology for our body imaging systems, conducting research and development activities, securing related intellectual property rights, and for general corporate operations and growth. On June 6, 2017, the Food and Drug Administration (“FDA”), in response to QT’s Section 510(K) Summary of Safety and Effectiveness premarket notification, determined that the QT Breast Scanner is substantially equivalent to the predicate device. Our use of the words “safe”, “safety”, “effectiveness”, and “efficacy” in relation to the QT Breast Scanner in this Management's Discussion and Analysis and all other documents related to us is limited to the context of the Section 510(K) Summary of Safety and Effectiveness that was reviewed and responded to by the FDA.
Our strategies to commercializing the QT Breast Scanner include the following:
•Create disruptive innovation—a dedication to using technology (software, artificial intelligence, and smart physics) to improve medical imaging and thus health care quality and access.
•Continue to improve our high quality, high resolution, native 3D, reproducible image quality regardless of operator or breast size/tissue type breast imaging technology, as well as the techniques for quantifiable analysis, comparison, and training.
•Partner with strategic business and distribution channels to address US market for breast imaging immediately and, other regions in the future, to place the QT Breast Scanner in hospitals, radiology centers, etc. and generate awareness of the benefits of QT Imaging technology.
•Perform small scale manufacturing internally to the Company and partner strategically for large scale manufacturing.
•Introduce the first comprehensive body-safe imaging technology into the marketplace, enabling for the first-time well-person body imaging health screening, and the first health screening medical imaging for infants.
•Expand the market by supporting additional Direct-to-Customer and Direct-to-Patient approaches to enable the ability to lower health care costs and increase access via personal medical imaging.
•Provide a new social and economic opportunity for consumers to take control of some aspects of their own health care—such as imaging for minor injuries or medical conditions without needing a healthcare “gate-keeper.”
•Focus our intellectual capabilities and ethical framework to become unified in our mission to improve the quality and lower the cost of health care world-wide . . . “It’s about time.”

Consistent with our strategy, on May 31, 2023, we entered into a confidential Sales Agent Agreement (the “NXC Agreement”) with NXC Imaging (“NXC”), a wholly owned subsidiary of Canon Medical Systems USA, Inc. (“CMSU”), pursuant to which we appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of QT Imaging products sold by NXC under the terms of the NXC Agreement. As of March 31, 2024, we have delivered one QT Breast Scanner to NXC's customer.

We have also entered into a non-binding letter of intent (the “Canon Letter of Intent”), with CMSU and Canon Medical Systems, Inc. (“CMSC”) pursuant to which four binding purchase orders delivered in January 2024 to QT Imaging for the acquisition by CMSC of two QT Breast Scanners, with 50% of the payment for the QT Breast Scanners having taken place on January 31, 2024 and the remaining payment and the shipment of the two QT Breast Scanners to occur by April 15, 2024, which were delivered to CMSU in March of 2024. CMSC will also use QT Breast scanners that it is acquiring to perform clinical trials towards the possibility of it pursuing the regulatory approval process in Japan.

On March 28, 2024, we entered into a Feasibility Study Agreement (the “Feasibility Study Agreement”) with CMSC, a company organized and existing under the laws of Japan (“Canon”). The term of the Feasibility Study Agreement commenced on March 28, 2024 and shall remain in force until the end of December 2024 or until the execution of a definitive agreement that clearly supersedes the Feasibility Study Agreement, whichever comes earlier. In connection with the Feasibility Study Agreement, Canon will initiate studies to evaluate the business, technical, and clinical values of our ultrasound QT Breast Scanner including product quality validation, development and manufacturing studies, clinical evaluation, regulatory investigation, and market validation. Canon has no right to reverse engineer the QT Breast Scanner and may only modify and disassemble the QT Breast Scanner as necessary to conduct the feasibility study.

Upon successful conclusion of the Feasibility Study, we and CMSC intend to engage in a good faith discussion to develop a binding Original Equipment Manufacturer (“OEM”) agreement with CMSC, with such agreement targeted for execution in the second half of 2024. Under the contemplated OEM agreement, CMSC will commercialize and service the QT Breast Scanner worldwide, with Canon-branded systems to be sold exclusively through Canon global channels, including by NXC as provided for in the NXC Agreement, and a license fee to be mutually agreed upon to be paid to us for each system sold by Canon or its partners. The parties also intend that CMSU will leverage the contemplated OEM agreement to source QT Breast Scanners for sale in the U.S. on terms to be mutually agreed upon.
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $22,068,735 as of March 31, 2024. During the three months ended March 31, 2024, we incurred a net loss of $4,298,590 and used $5,975,515 of cash in operating activities, which includes repayment of net liabilities assumed from the business combination. We to continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
We expect to incur additional recurring administrative expenses associated as a publicly traded company, including costs associated with compliance under the Exchange Act, annual and quarterly reports to stockholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley Act compliance readiness, and director and officer compensation.
Recent Developments

On March 4, 2024 (the “Merger Date”), QT Imaging, Inc., GigCapital5, Inc. (“GigCapital5”), and QT Merger Sub, Inc. (“QT Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated December 8, 2022 , by and among QT Imaging, GigCapital5, and QT Merger Sub (the “Business Combination Agreement”), following the approval at an annual stockholders meeting of the stockholders of GigCapital5 held on February 20, 2024 (the “Stockholders Meeting”).

Pursuant to the terms of the Business Combination Agreement, a business combination of QT Imaging and GigCapital5 was effected by the merger of QT Merger Sub with and into QT Imaging, with QT Imaging surviving the merger as a wholly owned subsidiary of GigCapital5 (the “Merger,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In connection with the consummation of the Business Combination on the day of the Merger Date, GigCapital5 changed its name from GigCapital5, Inc. to QT Imaging Holdings, Inc.

On November 10, 2023, we entered into a Securities Purchase Agreement and raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 (“Bridge Loan”) from five investors (“Bridge Lenders”) led by Meteora Capital Partners, LP (“Meteora”) and collateralized by all of our assets. The notes from the Bridge Loan are interest-free but at the option of the holder, (a) can be repaid at the Closing of the Business Combination by the QTI Holdings in cash in the amount of $240,000 to each investor, or (b) is convertible immediately prior to the Closing of the Business Combination into such number of shares of QT Imaging common stock that upon the completion of the Business Combination and the application of the exchange ratio was exchanged for such consideration as is provided for in the Business Combination Agreement, including that number of shares of our common stock as is equal in the aggregate to 500,000 shares of our common stock. On March 4, 2024, four of the five Bridge Lenders elected to be repaid in cash for an aggregate of $960,000 and one Bridge Lender converted $200,000 into 100,000 shares of our common stock.
We also entered into the stock subscription agreements dated November 10, 2023 with three of the Bridge Lenders as subscribers for the purchase of shares of QT Imaging common stock at an aggregate purchase price of $3,000,000 in such amount that upon the completion of the Business Combination and the application of the Exchange Ratio was exchanged for such consideration as is provided for in the Business Combination Agreement, including that number of shares of QT

Imaging common stock as is equal in the aggregate to 1,200,000 shares of our common stock. Immediately prior to the close of the Business Combination, each subscriber received that number of shares of QT Imaging common stock that upon the completion of the Business Combination was exchanged for 50,000 shares of our common stock. In addition, as consideration for its services for the stock subscription agreements, Meteora received that number of shares of QT Imaging common stock that upon the completion of the Business Combination was exchanged for 50,000 shares of our common stock.
On November 10, 2023, we entered into a Fourth Amendment and Termination Agreement (“Fourth Amendment”) of the private placement agreement dated December 15, 2020 with US Capital Global QT Ultrasound LLC (“USCG QT”), an affiliate of US Capital Global (“US Capital” or “USCG”). In conjunction with this Fourth Amendment, we, US Capital, and Meteora executed a subordination agreement (the “USCG Subordination”) whereby we granted USCG QT a warrant to purchase 25,000 shares of QT Imaging common stock with a strike price of $2.50 in exchange for subordinating their senior secured position to Meteora. US Capital was also issued a $200,000 senior secured convertible promissory note (the “US Capital Note”) by us as part of the Bridge Loan to terminate the private placement agreement on a go forward basis (see the Bridge Loan above), a warrant to purchase 35,329 shares of QT Imaging common stock with a strike price of $2.50 and was entitled to a commission payable of $20,000 in connection with the Bridge Loan. On March 4, 2024, these warrants automatically net exercised into 16,320 shares of QT Imaging common stock and subsequently converted into 5,594 shares of our common stock pursuant to the terms of the Business Combination Agreement.
On November 15, 2023, we entered into a Standby Equity Purchase Agreement with GigCapital5 and Yorkville Advisors Global, LP (“Yorkville”), pursuant to which, upon the closing of the Business Combination, QTI Holdings can sell to Yorkville up to $50.0 million of QTI Holdings common stock at QTI Holdings’ request any time during the 36 months following the closing of the Business Combination. In addition, we can also request a pre-paid advance from Yorkville up to an amount of $10.0 million at the closing of the Business Combination (the “Pre-Paid Advance”) as evidenced by a convertible promissory note (the “Yorkville Note”). As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the Closing of the Business Combination, we issued to Yorkville that number of QT Imaging shares which converted in the aggregate into 1,000,000 shares of our common stock upon the completion of the Business Combination. On March 4, 2024, we received the Pre-Paid Advance of $9,025,000 from Yorkville that is due 15 months from the date of issuance, and accrues interest on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of our common stock.
On December 19, 2023, we entered into an additional stock subscription agreement for the aggregate purchase price of $500,000 in such amount that upon the completion of the Business Combination and the application of the exchange ratio was exchanged for such consideration as was provided for in the Business Combination Agreement, including that number of shares of QT Imaging common stock as was equal in the aggregate to 200,000 shares of the Company’s common stock. On February 28, 2024, we received $500,000 in exchange for 583,596 shares of QT Imaging common stock, which converted into 200,000 shares of our common stock in accordance with the terms of the Business Combination Agreement.
In February 2024, we entered into a subscription agreement with William Blair & Co., L.L.C. (“William Blair”) for the purchase of shares of QT Imaging common stock. Pursuant to the subscription agreement, we issued to William Blair in satisfaction of certain fees owed to William Blair for its services to us, that number of shares of QT Imaging common stock which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 740,000 shares of our common stock.
In February 2024, we agreed to amend one of the non-redemption agreements entered into in September 2023 (“September 2023 Non-Redemption Agreements”), pursuant to which, and in addition to our common stock issuable to Mizuho Securities USA, LLC (“Mizuho”), Mizuho received from QT Imaging, in exchange for $250,000 of services rendered by Mizuho, that number of QT Imaging’s common stock that converted in accordance with the terms of the Business Combination Agreement into 100,000 shares of our common stock.
In February 2024, we entered into two additional subscription agreements with each of Donnelley Financial Solutions, LLC (“DFIN”) and IB Capital LLC (“iBankers”), dated as of February 23, 2024 and February 22, 2024, respectively (together, the “Subscription Agreements”), for the purchase of shares of QT Imaging common stock. Pursuant to the Subscription Agreements, we issued to each of DFIN and iBankers in satisfaction of $500,000 and $600,000 of fees owed to DFIN and iBankers, respectively, for their services, that number of shares of QT Imaging common stock which at the completion of the Business Combination converted in accordance with the terms of the Business Combination Agreement into 200,000 and 240,000 respective shares of our common stock.
In February 2024, we entered into a Note Purchase Agreement (“Cable Car NPA”) with Funicular Funds, LP (“Cable Car”), pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by a promissory note that may be convertible in certain circumstances into shares of our common stock at a conversion price of $2.00 per share (the “Loan”) dated March 4, 2024 by and between us and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to us in lieu of any simple or in-kind interest on the Loan, we issued to Cable Car that number of shares of QT Imaging common stock which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of our common stock. QT Imaging, and its wholly owned subsidiary, QT Ultrasound Labs, Inc., at the closing also provided a guaranty (the “Cable Car Guaranty”), whereby each of them unconditionally guaranteed, as primary obligor and not merely as surety, the prompt and complete payment and performance when due, whether by demand, acceleration or otherwise, of our obligation under the Loan in the currency in which and as such obligations are to be paid or performed. Furthermore, we and the parties to the Cable Car Guaranty (the “Grantors”) granted a security interest in certain of their assets, which among other things, do not include their intellectual property assets, pursuant to the terms of a Security Agreement, dated March 4, 2024, by and between the Grantors and Cable Car.
In February 2024, we and LionBay Ventures (“LionBay”) entered into a Settlement and Termination Agreement (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, we terminated its Service Agreement with LionBay dated May 18, 2021 and the First Amendment of the Service Agreement dated September 9, 2021 (collectively as “Service Agreement”). In exchange for the termination of the Service Agreement and the termination of options to purchase 17,000 shares of QT Imaging common stock with a strike price of $8.50 per option that were issued as part of the Service Agreement, we agreed to issue 10,000 shares of our common stock.
On March 4, 2024 and in accordance with the terms of the Business Combination Agreement, we cancelled and terminated all outstanding warrants that were deemed out of the money with an exercise price of or above $11.67 per share, including all warrants sold as part of the Units in the 2022 Offering and warrants that were issued to consultants and placement agents in association with debt issuance and past private offerings.
On March 4, 2024, we terminated the QT Imaging Incentive Plan (the “Plan”) and cancelled 1,237,681 of outstanding options under the Plan in accordance with the terms of the Business Combination Agreement.
On March 4, 2024, the Note principal and related accrued interest balance of $3,233,388 and the US Capital Note principal balance of $200,000 was converted into 359,266 and 100,000 shares of our common stock, respectively. Additionally, warrants to purchase 60,329 shares of QT Imaging common stock were net settled into 16,320 shares of QT Imaging common stock, which then converted into 5,594 shares of our common stock in accordance with the terms of the Business Combination Agreement.

On March 4, 2024, as consideration for the September 2023 Non-Redemption Agreements, we issued 427,477 shares of our common stock to certain non-redeeming GigCapital5 stockholders (“Non-Redeeming Stockholders”).

On March 12, 2024, the Board of Directors (the “Board”) appointed Dr. Raluca Dinu, who is also a member of the Board, to be employed as our Acting Chief Executive Officer effective as of March 12, 2024. Dr. Dinu will report to the Board. On March 18, 2024, the Board approved an employment agreement (the “CEO Employment Agreement”) between Dr. Dinu and us, effective as of March 12, 2024, governing the terms of Dr. Dinu’s employment by us, which we and Dr. Dinu then entered into.

On March 12, 2024, the Board ratified the prior appointment of Anastas Budagov as our Chief Financial Officer. Mr. Budagov will report to the Chief Executive Officer. On March 18, 2024, the Board approved an employment letter (the “CFO Employment Agreement”) between Mr. Budagov and the Company, effective as of March 12, 2024, governing the terms of Mr. Budagov’s employment by us, which we and Mr. Budagov then entered into.

On March 28, 2024, we entered into a Feasibility Study Agreement (the “Feasibility Study Agreement”) with Canon. The term of the Feasibility Study Agreement commenced on March 28, 2024 and shall remain in force until the end of December 2024 or until the execution of a definitive agreement that clearly supersedes the Feasibility Study Agreement, whichever comes earlier. In connection with the Feasibility Study Agreement, Canon will initiate studies to evaluate the business, technical, and clinical values of the Company’s ultrasound breast scanner (the “QT Scanner”) including product quality validation, development and manufacturing studies, clinical evaluation, regulatory investigation, and market validation. Canon has no right to reverse engineer the QT Scanner and may only modify and disassemble the QT Scanner as necessary to conduct the feasibility study.

On April 3, 2024, we entered into a Data Use and License Agreement with QT Imaging Center, a California sole proprietorship of Dr. Klock (the “Practice”), that conducts a medical practice and provides medical services, pursuant to which we were granted a license to use and disclose certain de-identified health information, as has been de-identified by the Practice in accordance with applicable law, for use in research and analytical processes in connection with with our development and commercialization of the QT Ultrasound Breast Scanner-1 and other technologies.

On April 5, 2024, the Company entered into that certain Services Agreement (the “Services Agreement”) with the Practice dated as of April 1, 2024 pursuant to which the Practice agreed to provide its services us, including but not limited to providing healthcare services to patients, assisting with clinical trials and studies and assisting with drafting of institutional review board approved clinical protocols, assisting with the performance of research and development activities on our behalf, providing comprehensive multi-day training on the operation of breast imaging technology for radiologist customers and other customer staff such as technicians, performing clinical validation of imaging software changes which may include recruiting patients, training of personnel on the operation of our imaging technology, as well as other services as specified in the Services Agreement. The term of the Services Agreement is one year unless earlier terminated and shall auto-renew for successive one-year periods, unless otherwise terminated. However, the parties agree to review and possible revise the terms of the Service Agreement on July 1, 2024 if such terms are not satisfactory to either party.

On April 17, 2024, we entered into a Space and Equipment Sublease Agreement (the “Space and Equipment Sublease”) with the Practice, pursuant to which the Practice will sublease certain medical equipment and space, currently leased from Hamilton Landing Novato LLC by us, to the Practice for use in its operations, on a full-time and exclusive basis. The Practice shall pay to us a $5,666 rental fee (the “Rent”) for the Subleased Space (as defined in the Space and Equipment Sublease) on a monthly basis, payable on the first day of each month and no later than ten days thereafter, with the Rent to be pro-rated for any partial month. The parties have determined that the Rent equals the fair market value of the Subleased Space and Subleased Equipment (as defined in the Space and Equipment Sublease), without taking into account the proximity of the parties or the space to any source, volume or value of referrals between the parties or any patient thereof. Further, the Practice shall pay when due all sales, use, personal property, leasing, excise or other fees, taxes, charges or withholdings of any kind imposed against us, the Practice or the Subleased Equipment with respect to the Space and Equipment Sublease, the Subleased Equipment, or any related fees, receipts or earnings, including local taxes and personal property taxes. The term of the Space and Equipment Sublease is one year unless terminated and shall auto-renew for successive one-year periods, unless otherwise terminated.

Components of Our Results of Operations
Revenue
Revenue consists of revenue from the sale of our products including the QT Breast Scanner, accessories, and related services, which are primarily training and maintenance. For sales of products (which include the QT Breast Scanner and any accessories), revenue is recognized when a customer obtains control of the promised goods. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these goods. Service revenue is generally related to maintenance and training the customer. Service revenue is recognized at the time the related performance obligation is satisfied, in an amount that reflects the consideration that we expect to receive in exchange for those services.
Cost of Revenue
Cost of revenue consists of our product costs, including manufacturing costs, personnel costs and benefits, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs and inventory obsolescence and write-offs. We expect our cost of revenue to increase in absolute dollars and decrease as a percentage of revenues over time as we shift to new manufacturing processes and vendors that we anticipate will result in greater efficiency and lower per unit costs.
We expect we will continue to invest additional resources into our products to expand and further develop our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.

Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the research and development of our products, which include payroll and payroll related expenses, facilities costs, depreciation expense, materials and supplies, and consultant costs.
We expense all research and development costs in the periods in which such costs are incurred. Research and development activities are central to our business. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in the development of the QT Breast Scanner and devote significant resources to the research and development of the full-body scanner product candidate intended for orthopedic and pediatric use.
As of the date of this Form 10-Q, we cannot reasonably determine the nature, timing and costs of the efforts that will be necessary to complete the enhancements of the QT Breast Scanner, or estimate the nature, timing and costs that will be necessary to complete the development of, and obtain regulatory approval for, the full-body scanner product candidate. The process of conducting the necessary research and development to obtain regulatory approval of a product candidate is costly and time-consuming, and the successful development of our product candidates is highly uncertain. Our research and development expenses may vary significantly based on factors such as, without limitation:
•The timing and progress of development activities;
•Our ability to maintain our current research and development programs and to establish new ones;
•The receipt of regulatory approvals from applicable regulatory authorities without the need for independent clinical trials or validation;
•Duration of subject participation in any trials and follow-ups;
•The countries and jurisdictions in which the trials are conducted;
•Length of time required to enroll eligible subjects and initiate trials;
•Per trial subject costs;
•Number of trials required for regulatory approval;
•The timing, receipt, and terms of any marketing approvals from applicable regulatory authorities;
•The success of our distribution arrangements, and our ability to establish new licensing or collaboration arrangements;
•Establishing contract manufacturing partnerships or making arrangements with third-party manufacturers;
•The hiring and retention of research and development personnel;
•Obtaining, maintaining, defending, and enforcing intellectual property rights; and
•The phases of development of our product candidates.
Any changes in the outcome of any of these variables with respect to the development of our products or product candidates could significantly change the costs and timing associated with the development of these products and product candidates.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filings of intellectual property, and other expenses for outside professional services, including legal, consulting, investor relations, audit and accounting services. Our personnel costs consist of salaries, benefits and stock-based compensation expenses. Selling, general and administrative expenses include facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance. Selling, general and administrative expenses also include consulting expenses and costs for conferences, meetings, and other events.
We anticipate that our selling, general and administrative expenses will increase to support our expanding headcount and operations, increased costs of operating as a public company, the development of a commercial infrastructure to support commercialization of our products and product candidates, increased support for existing and new distribution partner relationships, and the use of outside service providers such as insurers, consultants, lawyers, and accountants. We also expect selling expenses to increase in the near term as we promote our brand through marketing and advertising initiatives, expand market presence and hire additional personnel to drive penetration and generate leads.
Results of Operations
Comparison of the three months ended March 31, 2024 and 2023

	For Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue	$1,362,163	$7,564	$1,354,599	N.M.
Cost of revenue	602,083	46,577	555,506	N.M.
Gross profit (loss)	760,080	(39,013)	799,093	N.M.
Operating expenses:
Research and development	642,546	421,887	220,659	52%
Selling, general and administrative	5,696,211	1,291,765	4,404,446	341%
Total operating expenses	6,338,757	1,713,652	4,625,105	270%
Loss from operations	(5,578,677)	(1,752,665)	(3,826,012)	(218)%
Other expense	(20,931)	—	(20,931)	(100%)
Change in fair value of warrant liability	(23,123)	—	(23,123)	(100%)
Change in fair value of derivative liability	2,983,100	—	2,983,100	100%
Change in fair value of earnout liability	(1,060,000)	—	(1,060,000)	(100%)
Interest expense, net	(598,959)	(130,282)	(468,677)	(360%)
Net loss and comprehensive loss	$(4,298,590)	$(1,882,947)	$(2,415,643)	(128)%
N.M. - Not meaningful

Revenue
Revenue increased by $1,354,599 to $1,362,163 for the three months ended March 31, 2024 from $7,564 for the three months ended March 31, 2023. The increase in revenue was primarily attributable to the sale of three QT Breast Scanners in the first quarter of 2024 as compared with no scanners sold in the first quarter of 2023 due to the timing of sales orders received, availability of scanners that were earmarked and ready for sale to customers, and the result of our ongoing commercialization effort in 2024.
Cost of Revenue
Cost of revenue increased by $555,506 to $602,083 for the three months ended March 31, 2024 from $46,577 for the three months ended March 31, 2023. The increase in cost of revenue was primarily attributable to the sale of three QT Breast Scanners in the first quarter of 2024 as compared with no scanners sold in the first quarter of 2023, which was partially offset by inventory write-offs in the first quarter of 2023.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $220,659 to $642,546 for the three months ended March 31, 2024 from $421,887 for the three months ended March 31, 2023. The increase in research and development expenses was primarily attributable to an increase in employee compensation costs of $176,398 and an increase in professional and outside services costs of of $45,461.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4,404,446 to $5,696,211 for the three months ended March 31, 2024 from $1,291,765 for the three months ended March 31, 2023. This change was primarily attributable to an increases in transaction expenses of $3,944,924 related to the business combination, professional and outside services costs of $140,801, recruiting and employee conversion costs of $114,000, insurance costs of $82,179, employee compensation costs of $46,100, information technology costs of $33,666, marketing costs of $24,730 and travel costs of $12,078.
Other expense
Other expenses increased by $20,931 during the three months ended March 31, 2024. There were no other expenses during the three months ended March 31, 2023. This increase was primarily due to a structuring fee of $20,000 related to issuance of long-term debt.

Change in fair value of warrant liability

Change in fair value of warrant liability was $23,123 during the three months ended March 31, 2024. The change in fair value of warrants during the three months ended March 31, 2024 relates to the liability classified private placement warrants to reflect the increase of publicly traded price per warrant from $0.01 as of March 4, 2024 to $0.04 as of March 31, 2024.

Change in fair value of derivative liability

Change in the fair value of derivative liability was $2,983,100 during the three months ended March 31, 2024. The change in fair value of derivatives during the three months ended March 31, 2024 was primarily driven by the decline in the value of our common stock from the issuance date of the Yorkville Note to March 31, 2024.

Change in fair value of earnout liability

Change in the fair value of earnout liability was $1,060,000 during the three months ended March 31, 2024. Earnout liability relates to the contingent consideration for the Merger Earnout Consideration Shares pursuant to the Business Combination Agreement dated December 8, 2022, as amended in September of 2023. We did not have an earnout liability during the three months ended March 31, 2023.

Interest expense, net
Interest expense, net increased by $468,677 to $598,959 for the three months ended March 31, 2024 from $130,282 for the three months ended March 31, 2023. This change is primarily driven by an increase in the amortization of debt discount of $287,832 for the Bridge Loans, the Pre-Paid Advance, the Cable Car Promissory Note and the Extension Note and interest of $160,000 paid in cash related to the Bridge Loans.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, issuances of convertible notes, grants from the U.S. government, and other debt. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $22,068,735 and $17,770,145, respectively. As of March 31, 2024 and December 31, 2023, we had cash and restricted cash and cash equivalents of $5,640,231 and $184,686, respectively. Our primary uses of cash are for general working capital requirements, and capital expenditures. Cash flows from operations have been historically negative as we invested in product development, clinical trials, and manufacturing. We expect to be cash flow negative for the foreseeable future, although we may have quarterly results where cash flows from operations are positive.
In connection with the Business Combination, we entered into various agreements to obtain financing through the issuance of debt and through stock subscription agreements. In March of 2024, we received the Pre-Paid Advance net of issuance costs of $9,025,000 from Yorkville pursuant to the SEPA, $500,000 of cash proceeds from an investor related to a stock subscription agreement, and $1,500,000 in cash proceeds through a note payable from Cable Car. The Standby Equity Purchase Agreement provides us with access to an additional $40 million of potential capital through the issuance of common stock to Yorkville. During the time we have a balance under the Pre-Paid Advance, advances can be received with written consent of Yorkville or upon a trigger event, which occurs when the daily volume-weighted average price is less than $2.00 per share for five consecutive trading days. We believe that the additional cash received and financing arrangements at the closing of the Business Combination will be sufficient to fund our current operating plan for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the timing and cost to introduce new and enhanced products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Paycheck Protection Program Loan
On February 24, 2021 and May 5, 2020, we received loans (“PPP Loans”) from US Bank to fund payroll, rent and utilities through the Paycheck Protection Program (“PPP”). We received partial forgiveness on the PPP Loans during fiscal year 2021. The remaining balances on the PPP Loans are being repaid on a monthly basis, with interest of 1% per annum and the final payment due in February 2026.
As of March 31, 2024, the total principal outstanding under the PPP Loans was $193,878, of which $130,698 was current and $63,180 was noncurrent. As of December 31, 2023, the total principal outstanding under the PPP Loans was $226,348, of which $130,366 was current and $95,982 was noncurrent.
Convertible Notes Payable
In June 2021, we entered into a convertible promissory note agreement (the “Note”) with USCG for advances of up to $10,000,000. We could have made advances on the Note up to six months after the inception of the Note unless extensions for advances were mutually agreed between both parties. The Note bore interest at 12% per annum on any amounts drawn with maturity date of July 6, 2024. The Note was collateralized by all our assets and was guaranteed by QT Labs. The terms of the Note include non-financial covenants and, as of March 4, 2024 when the Note converted, we were in compliance with those covenants. Through December 31, 2023, we issued warrants in connection with the note to purchase a total of 5,091 shares of common stock which 3,540 shares are exercisable at a price of $12.40 per share and 1,551 shares are exercisable at a price of $11.67 per share. On March 4, 2024, these warrants were terminated in accordance with the Business Combination Agreement.
The Note was convertible, at our option, before the Note matured upon the closing of a single transaction or a series of transactions with a minimum of $15,000,000 of cash proceeds raised in the aggregate. If elected, the conversion price is 90% of the price per share in the qualified financing.
As of December 31, 2023, the total Note and US Capital Note balance was $3,294,659 net of unamortized debt issuance costs of $36,194, and accrued interest of $50,037.
On March 4, 2024, the Note principal and related accrued interest balance of $3,233,388 and the US Capital Note principal balance of $200,000 (as further discussed below under the Bridge Loan section) was converted into 359,266 and 100,000 shares of our common stock, respectively. Additionally, warrants to purchase 16,320 shares of our common stock were net settled into 5,594 shares of our common stock.
Bridge Loan
In November 2023, we entered into a Securities Purchase Agreement and raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 (“Bridge Loan”) from five investors (“Bridge Lenders”). Each Bridge Loan of $200,000 bore no interest but had a cash option value at the date maturity of 120% or $240,000 of the Bridge Loan at each Bridge Lender’s option. The maturity date was the closing date of the Business Combination as defined in Note 1. The Bridge Loan conversion was at $2.00 per share on a post-business combination. On March 4, 2024, four of the five Bridge Loan holders elected the cash option and were paid an aggregate of $960,000 on the Merger Date.
As of March 31, 2024, there was no amount outstanding for the Bridge Loan. As of December 31, 2023, the outstanding amount of the Bridge Loan, excluding the US Capital Note, was $774,337, net of unamortized debt issuance costs of $25,663.

Yorkville Pre-Paid Advance
On March 4, 2024, we received the Pre-Paid Advance of $10,000,000 from Yorkville (“Pre-Paid Advance”) that will be due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of our common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of QT Imaging shares which converted in the aggregate into 1,000,000 shares of our common stock upon the completion of the Business Combination.
As of March 31, 2024, the outstanding amount of the Pre-paid Advance was $2,227,062 net of issuance costs and bifurcated derivative of $7,772,938 and accrued interest of $44,384.

Cable Car Loan
In February 2024, GigCapital5 and we entered into a Cable Car Loan with Cable Car, pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by a promissory note that may be convertible in certain circumstances into shares of our common stock at a conversion price of $2.00 per share (the “Loan”), dated March 4, 2024, by and between us and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to us in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of QT Imaging shares of common stock which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of our common stock.

As of March 31, 2024, the outstanding amount of the Cable Car Loan was $1,040,450 net of issuance costs of $459,550.
Related Party Convertible Notes Payable
In July 2020, we issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of March 31, 2024, an aggregate of 244,308 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of March 31, 2024 and December 31, 2023, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $420,700 and $377,772, respectively.
Related Party Working Capital Loan and Extension Note
On May 3, 2023, we issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of December 31, 2023 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5, Inc.; (ii) the date we wind up; or (iii) December 31, 2023. On March 4, 2024, the Working Capital Note was agreed to be amended and subordinated pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Pre-Paid Advance received from Yorkville.

On March 4, 2024, we assumed the $1,560,000 outstanding balance of the Extension Note from a related party and pursuant to the Business Combination Agreement. The Extension Note does not bear any interest and cannot be repaid prior to the repayment of the Pre-Paid Advance received from Yorkville.
Cash Flows
The following table provides information regarding our cash flows for the periods presented:

	For Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(5,975,515)	$(992,716)
Net cash used in investing activities	—	—
Net cash provided by financing activities	11,431,060	915,697
Net increase (decrease) in cash and restricted cash and cash equivalents	$5,455,545	$(77,019)
Net Cash Used In Operating Activities
Net cash used in operating activities was $5,975,515 for the three months ended March 31, 2024 as compared to $992,716 for the three months ended March 31, 2023. The primary use of our cash was to fund research and development and general and administrative expenses. Net cash used for the three months ended March 31, 2024 consisted of a net loss of $4,298,590, adjusted for non-cash expenses primarily including depreciation and amortization of $98,873, stock-based compensation of $38,984, fair value of common stock issued in exchange for services and in connection with non-redemption agreements of $3,714,694, issuance of common stock in connection with a stock subscription agreement of $206,000, non-cash interest of $298,605, increase in warrant liability of $23,123, decrease in derivative liability of $2,983,100, increase in earnout liability of $1,060,000, and the net change in operating assets and liabilities of $4,130,025. The net change in operating assets and liabilities was primarily due an increase accounts receivable of $482,357, an increase in prepaid expenses and other current assets of $879,508, a decrease in accounts payable of $2,118,345, a decrease in accrued expenses and other current liabilities of $1,319,572, and a decrease of deferred revenue of $3,968, partially offset by a decrease in inventory of $586,413 and increase in other liabilities of $87,312.
Net cash used for the three months ended March 31, 2023 consisted of a net loss of $1,882,947, adjusted for non-cash expenses including depreciation and amortization of $116,826, stock-based compensation of $208,628, non-cash interest of $10,773, and non-cash operating lease expense of $2,062, and the net change in operating assets and liabilities of $556,066. The net change in operating assets and liabilities was primarily due to a decrease in inventory of $49,051, an increase in accounts payable of $392,219, an increase in accrued expenses of $31,530, and an increase in other liabilities of $118,747, partially offset primarily by an increase in accounts receivable of $5,840 and an increase in prepaid expenses and other current assets of $34,641.
Net Cash Used In Investing Activities
During the three months ended March 31, 2024 and 2023, there were no cash flows from investing activities.
Net Cash Provided By Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $11,431,060, primarily due to $10,525,000 of net proceeds received from issuance of long-term debt related to the Yorkville Pre-Paid Advance and the Cable Car Loan, net proceeds of $1,238,530 received from the Merger, and cash proceeds of $500,000 received from issuance of common stock pursuant to a subscription agreement, partially offset by repayment of the bridge loans of $800,000, and repayments against the PPP loans of $32,470.
During the three months ended March 31, 2023, net cash provided by financing activities was $915,697, primarily due to $947,850 of net proceeds from the sale of QT Imaging common stock and QT Imaging warrants, partially offset by repayments against the PPP loans of $32,153.

Future Funding Requirements
We expect to incur increased significant expenses in connection with our ongoing activities, particularly as we continue the research and development of our products and product candidates, seek expanded regulatory clearances for the QT Breast Scanner, and build a U.S. sales and marketing team. As part of the effort to build the sales and marketing capabilities in the United States, QT Imaging entered into the NXC Agreement, pursuant to which QT Imaging appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Since our consummation of the Merger, we expect to incur additional costs associated with operating as a public company. Our future funding requirements, both short-and long-term, will depend on many factors, including, without limitation:
•Expand our current manufacturing operations and expand existing and build new partnerships with contract manufacturing third-party vendors;
•Expand or enhance our distribution with third-party distribution channels;
•The progress and results of our trials and interpretation of those results by the FDA (and other regulatory authorities, as required);
•Seek regulatory clearances for product candidates and expanded regulatory clearance for the QT Breast Scanner;
•The cost of operating as a public company, including hiring additional personnel as well as increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses related to compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq; and
•The costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending our intellectual property-related claims.
We plan to continue to incur substantial costs in order to conduct research and development activities necessary to develop a commercialized product. Additional capital will be needed to undertake these activities and commercialization efforts. We intend to raise such capital through the issuance of additional equity, borrowings and potential strategic alliances with other companies. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of our development programs or our commercialization efforts, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the foregoing, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis, or at all.
Because of the numerous risks and uncertainties associated with manufacturing, research, development and commercialization of products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including, without limitation:
•The timing, receipt and amount of revenues from the sales of the QT Breast Scanner and related products and services, or any future approved or cleared products and product candidates, if any;
•The cost of future activities, including product sales, medical affairs, marketing, manufacturing and distribution for the QT Breast Scanner;
•The costs, timing, and outcomes of regulatory review of applications for expanded clearances for the QT Breast Scanner and clearance for other products;
•The scope, progress, results and costs of researching, developing and manufacturing our product candidates or any future product candidates, and conducting studies and clinical trials;
•The timing of, and the costs involved in, obtaining regulatory approvals or clearances for our product candidates or any future product candidates;
•The cost of manufacturing our product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building out our manufacturing capabilities;
•The cost and time needed to attract and retain skilled personnel to support our continued growth;

•Our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into; and
•The costs associated with being a public company.
Additionally, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for future trials and other research and development activities. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.
If we raise funds through collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or products, or grant licenses on terms that may not be favorable to us.
If we are unable to raise additional funds when needed, we may be required to delay, reduce, or eliminate our product development or future commercialization efforts, or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.
Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations. See the section titled “Risk Factors” for additional factors and risks associated with our capital requirements.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations
We lease our operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
Contingencies
Litigation
We are subject to occasional lawsuits, investigations and claims arising out of the normal course of business. As of the date the condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on our condensed consolidated financial statements.
Emerging Growth Company
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), following the consummation of the Business Combination. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Business Combination, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Exchange Act, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.
Critical Accounting and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, and assumptions, including those related to revenue, provisions for credit losses, inventories, stock-based compensation and income taxes, among others. Our estimates are derived from historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates. In addition, any change in these estimates or their underlying assumptions could have a material adverse effect on our operating results.
We believe that the accounting policies discussed below are critical to the understanding of our historical and future performance, and these accounting policies involve a significant degree of judgment and complexity. For further information, see the notes to our audited consolidated financial statements attached as Exhibit 99.1 to the Amendment No. 1 to the Current Report on Form 8-K/A to which this is an exhibit.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these goods or services.
We determine revenue recognition through the following steps:
1.Identification of the contract, or contracts, with a customer:
We consider the terms and conditions of the contract in identifying the contracts. We determine a contract with a customer to exist when the contract is approved, each party’s rights regarding the goods or services to be transferred can be identified, the payment terms for the goods or services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2.Identification of the performance obligations in the contract:
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. Our performance obligations consist of (i) product sales, (ii) maintenance contracts and (iii) other services including training.
3.Determination of the transaction price:
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring goods or services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Our contracts do not contain a significant financing component.
4.Allocation of the transaction price to the performance obligations in the contract:
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.
5.Recognition of revenue when, or as a performance obligation is satisfied:
For product sales and services, revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised goods or services to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Training and maintenance services are generally recognized upon invoicing in amounts that correspond directly with the value to the customer of the performance completed to date which primarily includes professional service arrangements entered on a time and materials basis.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined using the weighted- average cost method. We periodically reviews the value of items in inventory and provides write-offs of inventory that is obsolete. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Once inventory has been written down below cost, it is not subsequently written up.
Leases
We primarily enter into leases for office space that are classified as operating leases. We determine if an arrangement is or contains a lease at inception. We account for leases by recording right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets in the captions operating lease right-of-use assets, net and operating lease liabilities, respectively. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that we are reasonably certain to exercise. Our leases do not include substantial variable payments based on index or rates. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants.
Our leases do not provide a readily determinable implicit discount rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease payments related to the next 12 months are included in operating lease liabilities in current liabilities in the accompanying condensed consolidated balance sheets. We recognize a single lease cost on a straight-line basis over the term of the lease, and we classify all cash payments within operating activities in the condensed consolidated statements of cash flows.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In accordance with this accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair market value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award. We value stock options using a Black-Scholes option pricing model. This model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, stock price volatility and risk-free interest rates. Forfeitures are recorded as they occur.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The Company adopted this guidance effective January 1, 2024, and noted no material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of the new standard on the condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for “annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively, we will adopt this ASU on a prospective basis. We are currently evaluating the impact of the new standard on the condensed consolidated financial statements and related disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to lack of segregation of duties around key accounting processes resulting from limited personnel resources.

In connection with the review of our condensed consolidated financial statements as of and for the three months ended March 31, 2024, we identified a material weakness in our internal controls over financial reporting related to technical accounting aspects of certain material transactions.

We have begun implementing remedial measures, and while there can be no assurance that our efforts will be successful, we plan to remediate the material weaknesses. These plans include implementing technology, hiring personnel, and other activities, including engaging external resources.

There were no misstatements identified in the condensed consolidated financial statements as of and for the three months ended March 31, 2024 as a result of these material weakness.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts related to the material weaknesses which we have commenced as described above, there were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report with the following risk factors. Any of these risk factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•our being a development-stage company with limited operating history and significant losses;
•our ability to successfully execute our business model, including market acceptance of our planned products and product candidates at acceptable prices;
•the occurrence of a pandemic, epidemic, or outbreak of infectious disease that may materially or adversely affect our business, financials, and product development;
•our ability to raise additional capital;
•the effect of the Company’s debt agreements on its flexibility in operating the business;
•our ability to sustain revenue growth or profitability;
•our plan to do business globally is subject to additional risks and uncertainties;
•the success of key supplier or distribution agreements;
•the risk of incurring uninsured losses;
•the ability to maintain the confidentiality and integrity of the Company’s data and other sensitive information;
•the ability of the business to respond to changes in general economic conditions;
•the occurrence of technological changes;
•our success in recruiting and retaining key employees;
•the ability to manage growth effectively;
•our ability to compete and adapt in our industry;
•the outcome of any legal proceedings that may be instituted against our business and other litigation and regulatory risks;
•the ability to obtain clearances and approvals from the FDA for current and future products;
•the effect of unanticipated changes in effective tax rates on operations and financials;
•the ability to adequately protect the Company’s intellectual property rights;
•the impact of the terms and conditions of licenses and sublicenses granted by third-parties;
•our management team’s limited experience managing a public company;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
•the effect of the issuance of additional shares of common stock on our stock price;
•future sales, or perception of future sales, of common stock on our stock price;
•our governing documents’ effect on stock price and stockholders’ ability to gain favorable judicial forums;
•the effect of the Company’s warrants on the market price of the common stock;
•future financial performance following the business combination;
•our ability to enforce covenants not to compete;
•the uncertainty of industry data, projections and estimates;
•the effect of write-downs and write-offs that the Company may be required to take;
•the ability to maintain internal controls over financial reports; and
•the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Quarterly Report.

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
We have a limited operating history and only a preliminary and unproven business plan upon which investors may evaluate our prospects. We have not yet demonstrated the commercial viability at scale of our breast imaging technology platform. QT Scanner 2000 Model A, (the “QT Breast Scanner”) is deployed at facilities in the United States and abroad, but we have not demonstrated scale of deployment and manufacturing necessary to achieve commercial viability despite having clearance from the FDA for breast imaging with the QT Breast Scanner. Even if we are able to do so, we may not be able to manufacture the QT Breast Scanner device at the costs needed to support our business model. Even if we are able to commercialize some of our products or product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships, obtain regulatory approvals for our product candidates, conduct clinical studies on our existing and planned product candidates and develop new product candidates or add new features to our existing products. There is no assurance that our distribution partners will succeed in selling and servicing devices in sufficient volumes to help the company meet its business plan, revenue objectives or profitability.
Furthermore, even if our technology and product become commercially viable and deployed at scale, we may not generate sufficient revenue necessary to support our business. We estimate that effectively stimulating market interest in our QT Breast Scanner will require deploying at least 10 devices in clinical use. We may never achieve these thresholds for devices deployed in the near-to-mid-term at any level or at all, which may cause our business to fail. The medical imaging industry is also highly competitive, and our technology, products, services or business models may not achieve widespread market acceptance. If we are unable to address any issues mentioned above, or encounter other problems, expenses, difficulties, complications, and delays in connection with the starting and expansion of our business, our entire business may fail, in which case you may lose your entire investment.
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of March 31, 2024 and December 31, 2023, we had a working capital of $7.1 million and working capital deficit of $2.5 million, respectively, and an accumulated deficit of approximately $22.1 million and $17.8 million, respectively. For the three months ended March 31, 2024 and 2023, we incurred net losses of approximately $4.3 million and $1.9 million, respectively. For the three months ended March 31, 2024 and 2023, we used cash in operations of $6.0 million and $1.0 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
Our ability to generate revenue from our operations and ultimately achieve profitability will depend on factors including but not limited to whether we can complete the development and commercialization of our QT Breast Scanner breast imaging technology and our future products, whether we can manufacture the QT Breast Scanner and future products on a commercial scale in such amounts and at such costs as we anticipate, and whether we can achieve market acceptance of our products, services and business models. The net losses that we incur may fluctuate significantly from period to period. As a result of these increased expenditures, we will need to generate significant additional revenue in order to offset our operating expenses and achieve and sustain profitability. Accordingly, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects and may cause the market price of common stock to decline.

We have a limited operating history. If we successfully commercially launch the QT Breast Scanner, and other products under development that are cleared by the FDA and other regulatory agencies, and they do not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.
We have a limited operating history and have no history of successfully marketing our breast-imaging technology, the QT Breast Scanner or any other product using our 3D transmission ultrasound technology. We may fail to generate significant interest in the QT Breast Scanner, or other imaging products using our technology. These and other factors, including the following, may affect the rate and level of market acceptance:
•effectiveness of the sales and marketing efforts of us, and our distribution partners;
•perception by medical professionals and patients of the convenience, safety, efficiency and benefits of the QT Breast Scanner or products under development using our technology, compared to competing methods of medical imaging;
•opposition from certain industry leaders, which may limit our ability to promote the QT Breast Scanner or products under development that are cleared by the FDA and other regulatory agencies, and to penetrate into the medical imaging market in US or other geographical areas;
•the level of commitment and support that we receive from our partners, such as cloud storage providers, as well as medical professionals such as radiologists;
•coverage determinations and reimbursement levels of third-party payors;
•the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic;
•timing of market introduction of competing products, and the sales and marketing initiatives of such products;
•press and blog coverage, social media coverage, and other publicity and public relations factors by others; and
•lack of financing or other resources to successfully develop and commercialize our technology and implement our business plan.
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
We expect sales to hospitals, academic medical centers, cancer centers, and imaging centers to be our primary customers. We may not be successful in achieving these goals for various reasons, including:
•the process of manufacturing and deploying the QT Breast Scanner and our products under development is a complex, multi-step process that depends on factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues;

•the manufacturing cost of the QT Breast Scanner and our products under development may be higher than we expect, may increase significantly, or may increase at a higher rate than anticipated;
•the manufacturing of the QT Breast Scanner and our future products may take longer than we expected, and we may have insufficient manufacturing capacity and experience delays in manufacturing and deployment, which would have a negative impact on the timing of our revenues;
•deployment and full utilization of the QT Breast Scanner may not be achieved if insurance and other reimbursements and patient co-pays are not sufficient to defray costs incurred in providing and interpreting scans by hospital imaging centers, cancer centers or other women’s health-care centers that purchase our devices and services, and we may not be able to sustain these relationships unless our devices can be profitable to these providers;
•a QT Breast Scanner device may perform fewer scans per day than our estimates due to a number of factors, including low market acceptance rate, technical failures and downtime, service disruptions, outages or other performance problems, which would have a negative impact on our revenues and our ability to recover costs; and
•our customers may not be able to find or retain a sufficient number of radiologists to review the images generated by the QT Breast Scanner device especially as we deploy additional systems and the volume of scans increases.
Any of the above factors may negatively affect the successful commercialization and implementation of our business model, causing our business to fail.
We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to stockholders, restrict our operations or adversely affect our ability to operate our business.
Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our common stock, our financial condition, uncertainty about the future commercial success of our products, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control. Furthermore, the Cable Car Note contains limitations on our ability to incur debt and issue capital stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our common stock. Any additional equity financings could result in additional dilution to our then existing stockholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital or restructure or refinance our existing indebtedness, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing stockholders.
Our ability to generate the amount of cash needed to pay interest and principal on any indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
Our ability to make scheduled payments on, or to refinance our obligations under, any indebtedness depends on our financial and operating performance and prevailing economic and competitive conditions. Certain of these financial and business factors, many of which may be beyond our control, are described above.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital, or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. Even if successful, actions taken to improve short-term liquidity to meet our debt service and other obligations could harm our long-term business prospects, financial condition, and results of operations.
We cannot guarantee that we will be able to refinance our indebtedness or obtain additional financing on satisfactory terms or at all, including due to existing guarantees on our assets or our level of indebtedness and the debt incurrence restrictions imposed by the agreements governing our indebtedness. Further, the cost and availability of credit are subject to changes in the economic and business environment. If conditions in major credit markets deteriorate, our ability to refinance our indebtedness or obtain additional financing on satisfactory terms, or at all, may be negatively affected.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.
The Cable Car Note and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•create liens on certain assets;
•incur additional debt or issue new equity;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•sell certain assets.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our secured credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit facility could trigger a cross default under agreements governing any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our secured credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.
Our industry is highly competitive and is subject to technological change, which may result in new products or solutions that are superior to our technology or other future products we may bring to market from time to time.
The medical imaging industry is rapidly evolving and subject to intense and increasing competition. To compete successfully and to be able to establish and maintain a competitive position in current and future technologies, we will need to demonstrate the advantages of our technology over well-established alternative solutions, products and technologies, such as Hand-Held Ultrasound (“HHUS”), Automatic Breast Ultrasound (“ABUS”), mammography and MRI, as well as newer methods of medical imaging and early detection. We believe that effectively engaging market interest for the QT Breast Scanner can be challenging. To achieve this, we will need to raise or develop financial resources, technical expertise, marketing, distribution or support capabilities and we may not be successful in doing so. Many of our current and potential competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors may have substantially larger sales and marketing operations than we or our partners have or plan to have and may have greater name recognition. This may allow those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which would give them a significant advantage over the sales and marketing team we would use and our distributors in making sales.
Larger competitors may also have broader product lines, which enable them to offer customers bundled purchase contracts and quantity discounts. These competitors may have more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical studies, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, to develop competing products that are more effective or less costly than our products or the products we may develop. There can be no assurance that other companies will not succeed in developing or marketing devices and products that are more effective than our technology or products or that would render our technology or products obsolete or noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection regarding potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. Our competitors may be better equipped than we are to respond to competitive pressures. Competition will likely intensify. To our knowledge at the time of filing this Quarterly Report, we are not aware of any technologies approved for primary screening clearance by the FDA except for various types of technology related to X-ray mammography.

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
We expect to do business globally, including in North America and certain countries in Asia, Europe, Africa and South America. Commercialization of the QT Breast Scanner and products under development in foreign markets, either directly or through third parties, is subject to additional risks and uncertainties, including:
•reimbursement and insurance coverage;
•our inability to find agencies, dealers or distributors in specific countries or regions;
•our inability to directly control commercial activities of third parties;
•limited resources to be deployed to a specific jurisdiction;
•the burden of complying with complex and changing regulatory, tax, accounting and legal requirements;
•different medical imaging practice and customs in foreign countries affecting acceptance in the marketplace;
•import or export licensing and other requirements that could impair our ability to compete in international markets or subject our company to liability if we violate such laws and regulations;
•longer accounts receivable collection times;
•longer lead times for shipping;
•language barriers for technical training;
•reduced protection of intellectual property rights in some foreign countries;
•foreign currency exchange rate fluctuations; and
•interpretations of contractual provisions governed by foreign laws in the event of a contract dispute.
Sales of the QT Breast Scanner and products under development in foreign markets could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our business, financial condition, results of operations and prospects.
If in the future we are approved for and are otherwise able to commercialize any of our products or services, but are unable to obtain adequate reimbursement or insurance coverage from third-party payors, we may not be able to generate significant revenue, in which case we may need to obtain additional financing.
Coding and coverage determinations as well as reimbursement levels and conditions are important to the commercial success of an imaging product or offering. The future availability of insurance coverage and reimbursement for newly approved medical devices is highly uncertain, and our future business will be greatly impacted by the level of reimbursement provided by third-party payors. In the United States, third-party payors decide which imaging products and services they will cover, how much they will pay and whether they will continue reimbursement. Third-party payors may not cover or provide adequate reimbursement for imaging services using the QT Breast Scanner and our products under development, assuming we are able to fully develop and obtain all regulatory approvals and clearances to market it in the United States or other geographies. To date, we have not had any discussions with any third-party payors, including any regulatory agencies administering any government funded healthcare programs, regarding the coding, coverage or reimbursement for imaging services using the QT Breast Scanner or other products under development. Accordingly, unless government and other third-party payors provide coverage and reimbursement for the use of our products and services, patients may not use them, which would cause investors to lose their entire investment. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and services. Reimbursement may not be available, or continue to be available, for imaging services using the QT Breast Scanner, our Medical Scan as a Service, other products under development or any other products we may develop in the future. Even if reimbursement is available, such reimbursement may not be adequate. We also will be subject to foreign reimbursement policies in the international markets we expect to enter. Decisions by health insurers or other third-party payors in these markets not to cover, or to discontinue reimbursing, our products could materially and adversely affect our business. If such decisions are made, they could also have a negative impact on our ability to generate revenues, in which case we may need to obtain additional financing.

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
Among the factors complicating our customers’ ability to bill and receive reimbursement from third-party payors are:
•disputes among payors as to which party is responsible for payment;
•disparity in coverage among various payors;
•disparity in information and billing requirements among payors; and
•incorrect or missing billing information, which is required to be provided by the ordering physician.
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
We have entered into certain key distribution agreements, and expect to enter into additional, key supplier and distribution agreements with respect to the research, development, manufacture and commercialization of our technology with different relevant industry participants, including, among others, manufacturers of sub-assemblies and boards, cloud storage providers, distribution partners engaged in selling, marketing and servicing our products in their respective countries, and others as we develop our products including integrators, radiologists, cloud storage and third-party payors. We refer to these third parties that we have agreements with or engage with for future potential agreements as collaborators. Any future potential relationships with collaborators may require us to rely on external consultants, advisors, and experts for assistance in several key functions, including research and development, manufacturing, regulatory and intellectual property. We cannot and will not control these third parties, but we may rely on them to achieve results, which may be significant to us. Relying upon these collaborative arrangements for our technology subjects us to a number of risks, including:
•we may not be able to control the amount and timing of resources that our collaborators may devote to our technology;
•should a collaborator fail to comply with applicable laws, rules or regulations when performing services for us, we could be held liable for such violations;
•our collaborators may have a shortage of qualified personnel, particularly radiologists who can review the medical images generated by the QT Breast Scanner and products and services under development, especially as we deploy additional devices and new products and the volume of scans increases;
•we may be required to relinquish important rights, such as marketing and distribution rights;
•business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•under certain circumstances, a collaborator could move forward with a competing product developed either independently or in collaboration with others, including our competitors;
•our current or future collaborators may utilize our proprietary information in a way that could expose us to competitive harm;
•our collaborators could obtain ownership or other control over intellectual property that is material to our business; and

•collaborative arrangements are often terminated or allowed to expire, which could delay the ability to commercialize our technology.
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
We expect that the QT Breast Scanner and our products under development will enable us to accumulate a significant amount of highly sensitive and/or confidential information, including medical images and other medical information. These images could be received by our customers or collaborators, such as radiologists and other professionals at cancer screening and other healthcare facilities, to increase the probability of early disease detection. While employee contracts generally contain standard confidentiality provisions, our employees, customers or collaborators may not properly handle or process sensitive or confidential data. The improper handling of sensitive or confidential data, or even the perception of such mishandling (whether or not valid), or other security lapses by us, our customers or collaborators, could reduce demand for such products or otherwise expose us to financial or reputational harm or legal liability.
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

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.
Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.
Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our customers’ data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Specifically, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins. Additionally, even if we purchase cybersecurity insurance coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.
We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, ransomware and demands, harm to our reputation, protracted and costly litigation or significant liability.
In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including PII and PHI of customers, employees and others. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, customer data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches, ransomware and other security incidents that we, our third-party service providers or our customers may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our customers or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks were heightened due to our remote workforce due to the COVID-19 pandemic, and there can be no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or mitigate all potential risks to our systems, networks and data, particularly with the recent proliferation of ransomware attacks around the world. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.
Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our customers’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our business, financial condition and results of operations. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.
Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, customers and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service provides and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.
Due to applicable laws and regulations or contractual obligations, we may also be held responsible for any failure or cybersecurity breaches attributed to our third-party service providers as they relate to the information that we share with them. Although we generally have agreements relating to data privacy and security in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information, or enable us to obtain reimbursement from third-party service providers in the event we should suffer incidents resulting in accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information. In addition, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary or sensitive information (including personal information).
Regardless of whether a security incident or act of fraud involving our solutions is attributable to us or our third-party service providers, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of customer business or confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, such incidents may require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to protracted and costly litigation, trigger indemnity obligations, result in damages for contract breach, divert the attention of management from the operation of our business and otherwise cause us to incur significant costs or liabilities, any of which could affect our financial condition, results of operations and reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful. Further, any adverse findings in security audits or examinations could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us or have a significant adverse impact on our revenue and future growth prospects. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system or lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations.

If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.
Our business depends on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. If the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions, penalties, investigations or audits; incur increases in operating expenses; or suffer other adverse consequences. The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. Our ability to implement new and innovative services, automate and deploy new technologies to simplify administrative processes and clinical decision making, price our products and services adequately, provide effective service to our customers and consumers in an efficient and uninterrupted fashion, provide timely payments to care providers, and report accurately our results of operations depends on the integrity of the data in our information systems. In addition, connectivity among technologies is becoming increasingly important and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. We periodically consolidate, integrate, upgrade and expand our information systems’ capabilities as a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions. Our process of consolidating the number of systems we operate, upgrading and expanding our information systems’ capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology may not be successful. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows. Certain of our businesses sell and install software products which may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows. Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to health data and the health information technology market may alter the competitive landscape or present compliance challenges and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.
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
Employee attrition may have an adverse impact on our business, results of operations or internal controls.
Our ability to attract, retain and develop qualified and experienced employees, including key executives and other talent, is critical for us to meet our business objectives. We compete with many other businesses to attract and retain employees. It is possible that we could experience loss of key personnel for a variety of causes. If we do not adequately plan for succession of key roles or if we are not successful in attracting or retaining new talent, our performance or internal control over financial reporting could be adversely impacted.
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
Our competitive position also depends on our ability to:
•generate widespread awareness, acceptance and adoption of our technology and future products or services;

•develop new or enhanced technologies or features that improve the convenience, efficiency, safety or perceived safety, and productivity of our technology and future products or services;
•properly identify customer needs and deliver new products or services or product enhancements to address those needs;
•limit the time required from prototype development to commercial production;
•limit the timing and cost of regulatory approvals;
•attract and retain qualified personnel and collaborators;
•protect our inventions with patents or otherwise develop proprietary products and processes; and
•secure sufficient capital resources to expand both our continued research and development, and sales and marketing efforts.
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
In addition to the laws and regulations enforced by the FDA, advertising for various services and for non-restricted medical devices is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. The Company’s efforts to promote its prescription products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of its practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for business services, consumer-directed products, and non-restricted medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and its products’ endorsers, among other potential issues. The FDA oversees the advertising and promotional labeling for restricted medical devices and ensures, among other things, that there is effective communication of, and a fair and balanced presentation of, the risks and benefits of such high-risk medical devices.
Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which the Company would be able to market services or products in the future, or criminal prosecution. Any plans to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt the Company’s business operations, cause damage to our reputation, and result in material adverse effects on our business and financial performance.
The FDA requires that promotional labeling be truthful and not misleading, including with respect to any comparative claims made about competing products or technologies. In addition to FDA implications, the use of comparative claims also present risk of a lawsuit by the competitor under federal and state false advertising and unfair competition statutes (e.g., the Lanham Act) or unfair and deceptive trade practices law, and possibly also state libel law. Such a suit may seek injunctive relief against further advertising, a court order directing corrective advertising, and compensatory and punitive damages where permitted by law. Further, notwithstanding the ultimate outcome of any Lanham Act or similar complaint, the Company’s reputation and relationship with certain customers or distribution partners may be harmed as a result of the allegations related to its products or its business practices more generally.
Risks Related to Healthcare Industry Shifts and Government Regulation
Failure to comply with applicable regulation in the United States and in the countries where we will sell and distribute our products could harm our business.
QT Breast Scanner and other future products we develop are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts, the U.S. Department of Justice (the “DOJ”) and the U.S. Health and Human Services-Office of the Inspector General (the “OIG”). The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance and approval; conformity assessment procedures; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to occur, could lead to death or serious injury; post-market approval studies; and product import and export.
The regulations for products like QT Breast Scanner, products under development and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales for any approved product. Failure to comply with applicable regulations could jeopardize our ability to sell our future products, if cleared or approved, and result in enforcement actions such as: warning or untitled letters; fines; injunctions; consent decrees; civil penalties; customer notifications; termination of distribution; recalls or seizures of products; administrative detention of medical devices believed to be adulterated or misbranded; delays in the introduction of products into the market; operating restrictions; total or partial suspension of production; refusal to grant future clearances or approvals for new products, new intended uses or modifications to our products; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal prosecution or penalties. The occurrence of any of these events would have a material adverse effect on our business, financial condition and results of operations and could result in stockholders losing their entire investment.
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
Physicians, other healthcare providers, and third-party payors will play a primary role with respect to our current products and any future products for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•The U.S. federal healthcare program Anti-Kickback Statute (the “Anti-Kickback Statute”) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend medical devices, including certain discounts, or engaging consultants as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants. Liability may be established without a person or entity having actual knowledge of the Anti-Kickback Statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. The Company’s compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the OIG, CMS, and the U.S. Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws.
•The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In recent years, several healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of tens of thousands of dollars per false claim or statement. Healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by HITECH, and their respective implementing regulations impose obligations, including mandatory contractual terms, on covered healthcare providers, health plans, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•The Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report to the federal government payments and transfers of value that they make to physicians and teaching hospitals, certain other healthcare professionals beginning in 2022, group purchasing organizations, and ownership interests held by physicians and their families, and provides for public disclosures of these data. Manufacturers are required to submit annual reports to the government and failure to do so may result in civil monetary penalties for all payments, transfers of value and ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws and regulations.
•Many states have adopted laws and regulations analogous to the federal laws cited above, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Several states have enacted legislation requiring medical device companies to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; and/or register their sales representatives. Some states prohibit specified sales and marketing practices, including the provision of gifts, meals, or other items to certain health care providers.
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
In particular, we will be subject to U.S. data protection laws and regulations (i.e., laws and regulations that address privacy and data security) at both the federal and state levels. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business. For instance, California enacted the California Consumer Privacy Act (“CCPA”) on June 28, 2018, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states.
In addition, we expect to obtain health information that is subject to privacy and security requirements under HITECH and its implementing regulations. The privacy standards and security standards under HIPAA establish a set of standards for the protection of individually identifiable health information by health plans, health care clearinghouses and certain health care providers, (collectively referred to as “Covered Entities”), and the business associates with whom Covered Entities enter into service relationships pursuant to which individually identifiable health information may be exchanged. Notably, whereas HIPAA previously directly regulated only Covered Entities, HITECH makes certain of HIPAA’s privacy and security standards also directly applicable to Covered Entities’ business associates. As a result, both Covered Entities and business associates are now subject to significant civil and criminal penalties for failure to comply with privacy standards and security standards. As part of our normal operations, we expect to collect, process and retain personal identifying information regarding patients, including as a business associate of Covered Entities, so we expect to be subject to HIPAA, including changes implemented through HITECH, and we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA. A data breach affecting sensitive personal information, including health information, also could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Internationally, many jurisdictions have or are considering enacting privacy or data protection laws or regulations relating to the collection, use, storage, transfer, disclosure and/or other processing of personal data, as well as certification requirements for the hosting of health data specifically. Such laws and regulations may include data hosting, data residency or data localization requirements (which generally require that certain types of data collected within a certain country be stored and processed within that country), data export restrictions, international transfer laws (which prohibit or impose conditions upon the transfer of such data from one country to another), or may require companies to implement privacy or data protection and security policies, enable users to access, correct and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data or obtain individuals’ consent to use their personal data. For example, European legislators adopted the European Union’s General Data Protection Regulation (2016/679) (“GDPR”), which became effective on May 25, 2018, and are now in the process of finalizing the ePrivacy Regulation to replace the European ePrivacy Directive (Directive 2002/58/EC as amended by Directive 2009/136/EC). The GDPR, supplemented by national laws and further implemented through binding guidance from the European Data Protection Board, imposes more stringent European Union data protection requirements and provides for significant penalties for noncompliance. Further, the United Kingdom’s initiating a process to leave the European Union has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, the United Kingdom has brought the GDPR into domestic law with the Data Protection Act of 2018 which will remain in force, even if and when the United Kingdom leaves the European Union.
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
Any restrictions on our ability to obtain or use data could harm our business.
Our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. Any errors or defects in any third-party data or other technology could result in errors in our existing and future solutions that could harm our business and damage our reputation and cause losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems.
We may also face headwinds with limitations on the use of data in current customer contracts. We are currently evaluating those limitations and may need to renegotiate current contracts and negotiate future contracts to allow broader use of data to launch this initiative. Also, healthcare regulations concerning personal health information, including but not limited to HIPAA, HITECH, 42 CFR Part II, and their State law equivalents such as the California Consumer Privacy Act (the “CCPA”), as recently amended and expanded by the California Privacy Rights Act (the “CPRA”), could have a significant effect on the manner in which we must handle healthcare related data, and the costs of complying with such standards could be significant.
Consolidation in the U.S. healthcare industry may negatively impact our results of operations.
In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers and pharmacy chains, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power, and also could result in the possible loss of a customer where the combined enterprise selects one distributor from two incumbents. If this consolidation trend continues, it could adversely affect our results of operations.
Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.
Since we may operate and sell our products around the world, we will be subject to the United States Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we currently or may do business, both domestic and abroad. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.
Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent improper payments. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA and other applicable anti-corruption laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant legal defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase sales and operations in foreign jurisdictions.
Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.
We prepare our consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our financial statements. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our consolidated financial statements.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our consolidated financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, intangible assets, including goodwill, and income taxes.
We could be subject to additional tax liabilities.
We are subject to federal, state, and local income taxes in the US. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. tax laws. Tax authorities may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest, or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our consolidated financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.
Risks Related to the Company’s Intellectual Property
If we are unable to protect or enforce our patents or other proprietary rights, or if we become subject to claims or litigation alleging infringement of the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.
Patent and other proprietary rights are essential to our business. Our success depends to a significant degree on our ability to obtain and enforce patents and licenses to patent rights, both in the United States and in other countries. We cannot guarantee that our pending patent applications, or any future patent applications, will result in issued patents, our patents issued or licensed will not be challenged or circumvented by competitors, our patents will not be found to be invalid or the intellectual property rights of others will not prevent us from selling certain products or including key features in our products.
The patent position of a healthcare company is often uncertain and involves complex legal and factual questions. Significant litigation concerning patents and products is pervasive in our industry. Patent claims include challenges to the coverage and validity of our patents on products or processes as well as allegations that our products infringe patents held by competitors or other third parties. An unfavorable litigation outcome in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect our business, results of operations, financial condition and cash flows. We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. Third parties may know, discover or independently develop equivalent proprietary information or techniques, or they may gain access to our trade secrets or publicly disclose our trade secrets.
Although our employees, consultants, parties to collaboration agreements and other business partners are generally subject to confidentiality or similar agreements to protect our confidential and proprietary information, these agreements may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Furthermore, our intellectual property, proprietary technology and sensitive company data is potentially vulnerable to loss, damage and misappropriation from system malfunction, computer viruses and unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property, confidential information and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures have prevented or will prevent future breakdowns, breaches, cyber incidents or other events. Any of the events referenced above could have a material adverse effect on our reputation, business, results of operations, financial condition and cash flows.
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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during discovery. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the price of our common stock. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.
Our rights to develop and commercialize our products may be subject to the terms and conditions of licenses and sublicenses granted to us by third parties.
We rely on licenses and sublicenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products, including the software modules and cloud software that are integrated into QT Breast Scanner and products and services. These and other licenses may not provide exclusive rights to use such intellectual property in all relevant fields of use and in all territories in which we may wish to develop or commercialize our products and the underlying patents may fail to provide the intended exclusivity. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in the markets that we hope to address. Moreover, we would not own at least some of the underlying intellectual property rights related to these products, and as a result our rights would be subject to the continuation and compliance with the terms of those agreements. If such in-licenses were terminated, competitors would have the freedom to develop, seek regulatory approval of, and to market, products similar or identical to ours.
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
We may in the future be subject to intellectual property rights claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. Companies in the technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently pursue litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantial resources to enforce their intellectual property rights and to defend claims that may be brought against them. Such litigation also may involve non-practicing patent assertion entities or companies who use their patents to extract license fees by threatening costly litigation or that have minimal operations or relevant product revenue and against whom our patents may provide little or no deterrence or protection. While we have not received any notices to date, we may receive notices in the future that claim we have infringed, misappropriated, misused, or otherwise violated other parties’ intellectual property rights, and, to the extent we become exposed to greater visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other violation claims, which is not uncommon with respect to software technologies in particular. There may be third-party intellectual property rights, including issued patents or pending patent applications, that cover significant aspects of our technologies, or business methods. There may also be third-party intellectual property rights, including trademark registrations and pending applications, that cover the goods and services that we offer in certain regions. We may also be exposed to increased risk of being the subject of intellectual property infringement, misappropriation, or other violation claims as a result of acquisitions and our incorporation of open source and other third-party software into, or new branding for, our software, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement, misappropriation, or other violation risks. In addition, former employers of our current, former, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any intellectual property claims, with or without merit, are difficult to predict, could be very time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, and may not be covered by the insurance that we carry. These claims could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party’s intellectual property rights. These claims could also result in our having to stop using technology, branding or marks found to be in violation of a third party’s rights and any necessary rebranding could result in the loss of goodwill. We could be required to seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our expenses. As a result, we could be required to develop alternative non-infringing technology, branding or marks, which could require significant effort and expense. If we cannot license rights or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our software or features, we could lose existing customers, and we may be unable to compete effectively. Any of these results would harm our business, financial condition, and results of operations.
Further, certain of our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement, misappropriation, or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
Risks Related to Our Management
We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.
Our ability to implement our business plan depends on the continued services of key members of our senior management. In particular, and to a critical extent, we are dependent on the continued efforts and services of the members of our management. If we lose the services of such key members of our management team, we would likely be forced to expend significant time and money in the pursuit of replacement individuals, which may result in a delay in the implementation of our business plan and plan of operations. We may not be able to find satisfactory replacements on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of a member of our management team. The loss of members of our management team, or our inability to attract or retain other qualified individuals, could have a material adverse effect on our business, results of operations and financial condition.
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
Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.
In the future we may be subject to litigation, including potential class action and shareholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. While we do have D&O insurance it may not be sufficient in the case of litigation.
Moreover, the cost of maintaining adequate D&O insurance coverage may increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current D&O insurance coverage should become unavailable to us or become economically impractical, we may need to decrease our coverage limits or increase our self-insured retention or we may be unable to renew such insurance at all. If we incur liabilities that exceed our coverage or incur liabilities not covered by our insurance, we would have to self-fund any indemnification amounts owed to our directors and officers and employees in which case our results of operations and financial condition could be materially adversely affected. Additionally, a lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our company, which could adversely affect our business.
Risks Related to Ownership of Common Stock and Other Securities
Our issuance of additional shares of common stock or securities into common stock could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
From time to time in the future, we may also issue additional shares of common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of common stock or securities convertible common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of shares of common stock.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of shares of common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of common stock bear the risk that our future offerings may reduce the market price of shares of common stock and dilute their percentage ownership.
Future sales, or the perception of future sales, of common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares issued as merger consideration in the Business Combination are freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates, and certain other former QT Imaging stockholders. Furthermore, although the Lock-Up Agreement provides that, subject to certain exceptions, each of the stockholders who are parties to such agreement will not transfer any shares of common stock received as merger consideration until the earlier of six months following the Closing Date or the occurrence of specified events in the Lock-Up Agreement, the Company will have the ability to modify such transfer restrictions.
In connection with this Offering, the Company registers securities held by certain stockholders of the Company which have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of the Registration Rights Agreement. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of shares of common stock to decline.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.
In addition, the shares of common stock reserved for future issuance under the 2024 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the 2024 Equity Incentive Plan will be equal to 11% of the total number of shares of common stock outstanding after the Closing. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Sales of shares of our common stock, or the perception of such sales, may have negative pressure on the public trading price of our common stock.

Any stockholders making sales of our common stock will determine the timing, pricing and rate at which they sell the shares. Significant sales of shares of common stock may have negative pressure on the public trading price of our common stock. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on May 9, 2024, certain private investors may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors.

On May 9, 2024, the closing price of the common stock was $0.85 per share. The initial public offering price of our units was $10.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share, which has now been adjusted to $2.30 per share.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting.
The Company is a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations will require, among other things that the Company establish and periodically evaluate procedures with respect to its internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on the Company’s financial and management systems, processes and controls, as well as on its personnel.
In addition, as a public company, the Company will be required to document and test its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that its management can certify as to the effectiveness of the internal control over financial reporting. If the Company’s not able to implement the requirements of Section 404, including any additional requirements once the Company’s no longer an emerging growth company, in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting are effective, which may subject the Company to adverse regulatory consequences and could harm investor confidence and the market price of our common stock.

Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following September 28, 2026, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Until we cease being an emerging growth company stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
The Second Amended and Restated Certificate of Incorporation of the Company (the “Charter”), the Company’s bylaws and Delaware law contain or will contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company Board. Among other things, the Charter and/or the Company’s bylaws will include the following provisions:
•a staggered board, which means that the Company Board will be classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause;
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Any provision of the Charter, the Company’s bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
The Charter will provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
The Charter will provide that, unless we consent in writing to the selection of an alternative forum, the (i) Delaware Court of Chancery (the “Court of Chancery”) of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action, suit or proceeding brought on our behalf; (B) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (C) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, the Charter or the Company’s bylaws; or (D) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The issuance of common stock in the Yorkville Financing after the completion of the Business Combination could result in substantial dilution, which could materially affect the trading price of the common stock.
The SEPA grants the Company the right, but not the obligation, to require Yorkville to purchase, from time to time, following the consummation of the Business Combination, up to $50,000,000 of newly issued shares of common stock. To the extent the Company exercises its right to sell such shares under the SEPA, the Company will need to issue new shares of common stock to Yorkville. Although the Company cannot predict the number of shares of common stock that would actually be issued in connection with any such sale, such issuances could result in substantial dilution and decreases to the Company’s stock price. In addition, under the terms of the SEPA, Yorkville received from QT Imaging prior to the Closing of the Business Combination, a number of shares of QT Imaging common stock that, upon the Closing, were exchanged into one million shares of our common stock. Yorkville will have the right to sell such shares, which it may choose to do at any price, and will be able to retain half of the net sales proceeds of such sales, with the other half to be applied for the benefit of the Company.
It is not possible to predict the actual number of shares we will sell under the SEPA to Yorkville or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the SEPA with Yorkville.
Effective as of November 15, 2023, we entered into the SEPA with Yorkville, pursuant to which Yorkville has committed to purchase up to $50,000,000 of shares of common stock, subject to certain limitations and conditions set forth in the SEPA. The common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time.
We generally have the right to control the timing and amount of any sales of our Common Stock to Yorkville under the SEPA. Sales of the common stock, if any, to Yorkville under the SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some or none of the common stock that may be available for us to sell to Yorkville pursuant to the SEPA.
Because the purchase price per share to be paid by Yorkville for the common stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of the common stock prior to each Advance made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this Quarterly Report and prior to any such sales, the number of shares of the common stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any.
Moreover, although the SEPA provides that we may sell up to an aggregate of $50,000,000 of shares of common stock to Yorkville, only 25,375,000 shares of common stock are being registered for resale. If we elect to sell to Yorkville all of the 25,375,000 shares of the common stock being registered for resale, depending on the market price of the common stock prior to each advance made pursuant to SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $50,000,000 available to us under the SEPA, which could materially adversely affect our liquidity.

If it becomes necessary for us to issue and sell to Yorkville under the SEPA more than the 25,375,000 shares of the common stock being registered for resale in order to receive aggregate gross proceeds equal to $50,000,000 under the SEPA, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any such additional shares of the common stock we wish to sell from time to time under the SEPA, which the SEC must declare effective. Any issuance and sale by us under the SEPA of the common stock in addition to the 25,375,000 shares of the common stock being registered for resale by Yorkville could cause additional dilution to our stockholders.
We are not required or permitted to issue any shares of common stock under the SEPA if such issuance would breach our obligations under the rules or regulations of Nasdaq. In addition, Yorkville will not be required to purchase any shares of common stock if such sale would result in Yorkville’s beneficial ownership exceeding 4.99% of the then issued and outstanding common stock. Our inability to access a part or all of the amount available under the SEPA, in the absence of any other financing sources, could have a material adverse effect on our business.
The sale and issuance of common stock to Yorkville will cause dilution to our existing stockholders, and the sale of common stock acquired by Yorkville, or the perception that such sales may occur, could cause the price of common stock to fall.
The purchase price for the shares that we may sell to Yorkville under the SEPA will fluctuate based on the price of common stock. Depending on a number of factors, including market liquidity, sales of such shares may cause the trading price of common stock to fall. If and when we do sell shares to Yorkville, Yorkville may resell all, some, or none of those shares at its discretion, subject to the terms of the SEPA. Therefore, sales to Yorkville by us could result in substantial dilution to the interests of other holders of common stock. Additionally, the sale of a substantial number of common stock to Yorkville, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price. The resale of shares of common stock by Yorkville in the public market or otherwise, or the perception that such sales could occur, could also harm the prevailing market price of common stock.
Following these issuances described above and following the expiration of lock-ups of certain other restricted stockholders and as restrictions on resale end and registration statements are available for use, the market price of common stock could decline if the holders of restricted or locked up shares sell them or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock.
Investors who buy the common stock at different times will likely pay different prices
Pursuant to the SEPA, we control the timing and amount of any sales of common stock to Yorkville. If and when we elect to sell common stock to Yorkville pursuant to the SEPA, Yorkville may resell all, some or none of such shares at its discretion and at different prices, subject to the terms of the SEPA. As a result, investors who purchase shares from Yorkville in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Yorkville in this offering as a result of future sales made by us to Yorkville at prices lower than the prices such investors paid for their shares in this offering. In addition, if we sell a substantial number of shares to Yorkville under the SEPA, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Yorkville may make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price.
Our management team will have broad discretion over the use of the net proceeds from our sale of common stock to Yorkville, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.
Our management team will have broad discretion as to the use of the net proceeds from our sale of common stock to Yorkville, if any, and we could use such proceeds for purposes other than those contemplated at the time of commencement of this offering.
Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.
If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”
If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the Warrant Agreement, dated as of September 23, 2021, between GigCapital5 and the Transfer Agent (the “Warrant Agreement”), we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in us may be reduced or the warrants may expire worthless.
There is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.
The exercise price for the warrants is $2.30 per share of common stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
In addition, the Company’s warrants were issued in registered form under the Warrant Agreement between Continental, as warrant agent, and the Company. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any other change. Accordingly, the Company may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of common stock purchasable upon exercise of a warrant.
Our warrants will become exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Our public warrants issued as part of GigCapital5’s IPO are exercisable for up to one share of common stock at $2.30 per share. The additional shares of common stock issued upon exercise of our warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of common stock.
We have no obligation to net cash settle the warrants.
In no event will we have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon consummation of an initial business combination, including the Business Combination, or exercise of the warrants. Accordingly, the warrants may expire worthless.
Warrants and Private Placement Warrants will become exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Warrants to purchase an aggregate of 23,000,000 shares of common stock will become exercisable in accordance with the terms of the warrant agreement governing those securities, as well as Private Placement Warrants to purchase an aggregate of up to 795,000 shares of common stock, 30 days after the completion of the Business Combination. The exercise price of these Warrants and Private Placement Warrants will be $2.30 per share. To the extent such Warrants and Private Placement Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Private Placement Warrants may be exercised could adversely affect the market price of common stock. However, there is no guarantee that the Warrants and Private Placement Warrants will ever be in-the-money prior to their expiration. As such, the Warrants and Private Placement Warrants may expire worthless.
If the Business Combination’s benefits do not meet the expectations of financial analysts, the market price of the common stock may decline.
The market price of the common stock may decline as a result of the Business Combination if we do not achieve the perceived benefits of the Business Combination as rapidly, or to the extent anticipated by, financial analysts or the effect of the Business Combination on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of the common stock following the consummation of the Business Combination may experience a loss as a result of a decline in the market price of such common stock. In addition, a decline in the market price of the common stock following the consummation of the Business Combination could adversely affect our ability to issue additional securities and to obtain additional financing in the future.
Certain of the Company’s warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the common stock.
As of March 31, 2024, 795,000 Private Placement Warrants were outstanding. These warrants will become exercisable 30 days after completion of the Business Combination provided that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Once these warrants become exercisable, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of their permitted transferees. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of common stock of the Company.
Other General Risks Applicable to the Company
Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
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
The Company will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect the Company’s business, results of operations, and financial condition.
As a public company, the Company will incur significant legal, accounting and other expenses that the company did not incur as a private company, including costs associated with public company reporting requirements. The company will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC and the Nasdaq. These rules and regulations are expected to increase the company’s legal and financial compliance costs and to make some activities more time consuming and costly, which may adversely affect investor confidence and could cause our business or stock price to suffer.
Certain estimates of market opportunity included in this Quarterly Report may prove to be inaccurate.
This Quarterly Report includes our internal estimates of the addressable market for our products. Market opportunity estimates, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates in this Quarterly Report relating to the size of our target market, market demand and adoption, capacity to address this demand, and pricing may prove to be inaccurate. The addressable market we estimate may not materialize for many years, if ever, and even if the markets in which we compete meet the size estimates in this Quarterly Report, our business could fail to successfully address or compete in such markets.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
We may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.
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

The Company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
Following the consummation of the Business Combination, the Company will face increased legal, accounting, administrative and other costs and expenses as a public company that the Company does not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the Company to carry out activities QT Imaging has not done previously. For example, the Company will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Company’ status as a public company may make it more difficult to attract and retain qualified persons to serve on the Company Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.
If we identify any material weaknesses in the future, any such identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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
We will be subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

The Company’s only significant asset is its ownership interest in QT Imaging and such ownership may not be sufficient to pay dividends or make distributions or loans to enable the Company to pay any dividends on the common stock or satisfy its other financial obligations.
The Company has no direct operations and no significant assets other than its ownership of QT Imaging. Upon the Closing, the Company’s equity holders, and directors and officers of QT Imaging and its affiliates became stockholders of the Company. The Company depends on QT Imaging for distributions, loans and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company and to pay any dividends with respect to the common stock. The financial condition and operating requirements of QT Imaging may limit the Company’s ability to obtain cash from QT Imaging. The earnings from, or other available assets of, QT Imaging may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on the common stock or satisfy its other financial obligations.
The ability of the Company to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which the Company is party from time to time, including the existing loan and security agreement described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to QT Imaging from the Company will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to QT Imaging from the Company will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.
The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Although GigCapital5 conducted due diligence on QT Imaging, the Company cannot assure you that this diligence revealed all material issues that may be present in QT Imaging’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and QT Imaging’s control will not later arise. As a result, the Company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except with respect to the following, all unregistered sales of equity securities during and since the end of the reporting period have been previously disclosed in Current Reports on Form 8-K.

On April 22, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Sea Otter Trading, LLC (the “Subscriber”). Pursuant to the Subscription Agreement, the Company agreed to issue to the Subscriber, an aggregate of 4,200 shares of common stock for services rendered by the Subscriber. The issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act.
Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1†*
Distribution Agreement between QT Imaging, Inc. and Innovador Healthcare (Asia) Pte. Ltd. dated November 2, 2022. (incorporated by reference to Exhibit 10.24 to GigCapital5’s Registration Statement on Form S-4/Amendment No. 9 filed with the SEC on February 5, 2024)

10.2†*
Sales Agent Agreement between QT Imaging, Inc. and NXC Imaging, dated May 31, 2023. (incorporated by reference to Exhibit 10.32 to GigCapital5’s Registration Statement on Form S-4/Amendment No. 9 filed with the SEC on February 5, 2024)

10.3*
Feasibility Study Agreement, dated as of March 28, 2024, by and between QT Imaging Holdings, Inc. and Canon Medical Systems Corporation. (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on April 1, 2024)

10.4#*
Employment Agreement, dated March 18, 2024, by and between QT Imaging Holdings, Inc. and Dr. Raluca Dinu. (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.5#*
Employment Agreement, dated March 18, 2024, by and between QT Imaging Holdings, Inc. and Anastas Budagov. (incorporated by reference to Exhibit 10.2 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.6†*
Services Agreement, dated as of April 1, 2024 and entered into on April 5, 2024, by and between QT Imaging Center and QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 8, 2024)

10.7*
Data Use and License Agreement, dated April 3, 2024, by and between QT Imaging Center and QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 8, 2024)

10.8*
Space and Equipment Sublease, dated as of April 1, 2024, by and among QT Imaging Holdings, Inc. and QT Imaging Center. (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 19, 2024)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)
*Previously filed and incorporated herein by reference.

†Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.
#Indicate management contract or compensatory plan or arrangement.
** The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QT IMAGING HOLDINGS, INC.

Dated: May 10, 2024	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: May 10, 2024	/s/ Anastas Budagov
Name: Anastas Budagov
Title: Chief Financial Officer

