Form 10-Q
period 2024-06-30
QT IMAGING HOLDINGS, INC.
filed 2024-08-08
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 7, 2024, the registrant had 21,441,416 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$4,581,140	$164,686
Restricted cash and cash equivalents	20,000	20,000
Accounts receivable, net	669,138	1,290
Inventory	3,354,677	4,418,197
Prepaid expenses and other current assets	869,472	214,979
Total current assets	9,494,427	4,819,152
Property and equipment, net	141,659	490,920
Intangible assets, net	—	90,139
Operating lease right-of-use assets, net	1,104,784	1,267,121
Other assets	39,150	39,150
Total assets	$10,780,020	$6,706,482
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$549,583	$1,355,512
Accrued expenses and other current liabilities	4,192,015	369,651
Related party notes payable	5,408,725	705,000
Current maturities of long-term debt	4,294,209	4,199,362
Derivative liability	408,100	—
Deferred revenue	31,746	347,619
Operating lease liabilities, current	382,964	361,305
Total current liabilities	15,267,342	7,338,449
Long-term debt	36,698	95,982
Related party notes payable	—	3,143,725
Operating lease liabilities	866,761	1,062,633
Warrant liability	18,588	—
Earnout liability	750,000	—
Other liabilities	—	377,772
Total liabilities	16,939,389	12,018,561
Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 and 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 21,441,416 and 9,575,925 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (1)	2,144	958
Additional paid-in capital (1)	22,341,598	12,457,108
Accumulated deficit	(28,503,111)	(17,770,145)
Total stockholders’ deficit	(6,159,369)	(5,312,079)
Total liabilities and stockholders’ deficit	$10,780,020	$6,706,482

(1) Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,714,035	$3,183	$3,076,198	$10,747
Cost of revenue	839,484	3,121	1,441,567	49,698
Gross profit (loss)	874,551	62	1,634,631	(38,951)
Operating expenses:
Research and development	925,082	349,657	1,567,628	771,544
Selling, general and administrative	2,169,541	848,831	7,865,752	2,140,596
Total operating expenses	3,094,623	1,198,488	9,433,380	2,912,140
Loss from operations	(2,220,072)	(1,198,426)	(7,798,749)	(2,951,091)
Other expense, net	(187,394)	—	(208,325)	—
Change in fair value of warrant liability	213,942	—	190,819	—
Change in fair value of derivative liability	1,729,700	—	4,712,800	—
Change in fair value of earnout liability	310,000	—	(750,000)	—
Interest expense, net	(1,095,050)	(131,588)	(1,694,009)	(261,870)
Net loss and comprehensive loss attributable to QT Imaging Holdings, Inc.	$(1,248,874)	$(1,330,014)	$(5,547,464)	$(3,212,961)
Less: deemed dividend related to the modification of equity classified warrants	(5,185,502)	—	(5,185,502)	—
Net loss and comprehensive loss attributable to common stockholders	$(6,434,376)	$(1,330,014)	$(10,732,966)	$(3,212,961)

Net loss per share - basic and diluted (1)	$(0.30)	$(0.14)	$(0.62)	$(0.34)
Weighted-average number of common shares used in computing net loss per common share (1)	21,440,447	9,540,533	17,333,000	9,528,880

(1) Amounts for the three and six months ended June 30, 2023 and before that date differ from those in prior year condensed consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and six months ended June 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 31, 2024	21,437,216	$2,144	$17,152,441	$(22,068,735)	$(4,914,150)
Issuance of common stock to settle transaction expenses	4,200	—	3,655	—	3,655
Deemed dividend related to warrant modification	—	—	5,185,502	(5,185,502)	—
Net loss	—	—	—	(1,248,874)	(1,248,874)
Balance, June 30, 2024	21,441,416	$2,144	$22,341,598	$(28,503,111)	$(6,159,369)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 31, 2023 (1)	9,535,648	$953	$11,327,842	$(13,554,141)	$(2,225,346)
Sale of common stock and warrants in private offering, net (1)	5,995	1	69,999	—	70,000
Stock-based compensation	—	—	208,627	—	208,627
Net loss	—	—	—	(1,330,014)	(1,330,014)
Balance, June 30, 2023	9,541,643	$954	$11,606,468	$(14,884,155)	$(3,276,733)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2024	27,941,290	$27,941	$12,430,125	$(17,770,145)	$(5,312,079)
Reverse recapitalization	(18,365,365)	(26,983)	26,983	—	—
As adjusted, beginning of period (1)	9,575,925	958	12,457,108	(17,770,145)	(5,312,079)
Merger recapitalization	7,898,954	790	(9,269,955)	—	(9,269,165)
Issuance of common stock pursuant to a subscription agreement	200,000	20	705,980	—	706,000
Conversion of a note payable	359,266	36	3,233,352	—	3,233,388
Conversion of a bridge loan	100,000	10	199,990	—	200,000
Net exercise of warrants	5,594	1	(1)	—	—
Issuance of common stock in connection with the Pre-Paid Advance	1,000,000	100	1,866,184	—	1,866,284
Issuance of common stock in connection with the Cable Car Loan	180,000	18	446,315	—	446,333
Issuance of common stock related to non-redemption extension agreements	427,477	42	1,508,951	—	1,508,993
Issuance of common stock related to early investor consideration	150,000	15	529,485	—	529,500
Issuance of common stock to settle transaction expenses	1,544,200	154	5,439,703	—	5,439,857
Stock-based compensation	—	—	38,984	—	38,984
Deemed dividend related to modification of equity classified warrants	—	—	5,185,502	(5,185,502)	—
Net loss	—	—	—	(5,547,464)	(5,547,464)
Balance, June 30, 2024	21,441,416	$2,144	$22,341,598	$(28,503,111)	$(6,159,369)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and six months ended June 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2023	27,580,040	$27,580	$10,136,037	$(11,671,194)	$(1,507,577)
Reverse recapitalization	(18,127,929)	(26,635)	26,635	—	—
As adjusted, beginning of period (1)	9,452,111	945	10,162,672	(11,671,194)	(1,507,577)
Sale of common stock and warrants in private offering, net	89,532	9	1,026,541	—	1,026,550
Stock-based compensation	—	—	417,255	—	417,255
Net loss	—	—	—	(3,212,961)	(3,212,961)
Balance, June 30, 2023 (1)	9,541,643	$954	$11,606,468	$(14,884,155)	$(3,276,733)

(1) Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,547,464)	$(3,212,961)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,775	232,861
Stock-based compensation	38,984	417,255
Warrant modification expense	200,513	—
Provision for credit losses	1,290	—
Fair value of common stock issued in exchange for services and in connection with non-redemption agreements	3,718,349	—
Loss on issuance of common stock in connection with a subscription agreement	206,000	—
Non-cash interest	1,200,670	21,545
Non-cash operating lease expense	(11,876)	(4,124)
Loss on disposal of assets	—	124
Change in fair value of warrant liability	(190,819)	—
Change in fair value of derivative liability	(4,712,800)	—
Change in fair value of earnout liability	750,000	—
Changes in operating assets and liabilities:
Accounts receivable	(669,138)	—
Inventory	1,352,734	53,869
Prepaid expenses and other current assets	(553,691)	(40,550)
Other assets	—	10,000
Accounts payable	(2,280,535)	785,744
Accrued expenses and other current liabilities	51,572	(23,974)
Deferred revenue	(315,873)	—
Other liabilities	(377,772)	238,814
Net cash used in operating activities	(6,955,081)	(1,521,397)

Cash flows from investing activities:
Purchases of property and equipment	(26,977)	(1,125)
Net cash used in investing activities	(26,977)	(1,125)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	—	1,017,850
Proceeds from issuance common stock pursuant to subscription agreement	500,000	—
Proceeds from long-term debt, net of issuance costs	10,525,000	—
Repayment of long-term debt	(65,018)	(64,369)
Repayment of bridge loans	(800,000)	—
Proceeds from related party payable	—	350,000
Proceeds from the Merger, net of transaction costs	1,238,530	—
Net cash provided by financing activities	11,398,512	1,303,481
Net increase (decrease) in cash and restricted cash and cash equivalents	4,416,454	(219,041)
Cash and restricted cash and cash equivalents, beginning of year	184,686	475,076
Cash and restricted cash and cash equivalents, end of year	$4,601,140	$256,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$161,013	$—
Supplemental disclosures of noncash investing and financing activities:
Purchases of equipment included in accrued expenses	$7,613	$—
Fair value of embedded derivatives upon issuance of convertible debt	5,120,900	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Fair value of common stock issued with convertible debt	2,312,617	—
Transfer of equipment to inventory	289,214	—
Extinguishment of accrued expenses in exchange for common stock	3,760,000	—
Debt discount included in accrued expenses	40,740	—
Conversion of long-term debt into common stock	3,433,388	—
Deemed dividend	5,185,502	—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Accordingly, certain information related to significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of QT Imaging for the year ended December 31, 2023 and the related notes which provide a more complete discussion of the Company's accounting policies and certain other information. The December 31, 2023 condensed consolidated balance sheet was derived from QT Imaging's audited consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's condensed consolidated results for the periods presented. The condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $28,503,111 as of June 30, 2024. During the six months ended June 30, 2024, the Company incurred a net loss of $5,547,464 and used $6,955,081 of cash in operating activities, which includes repayment of net liabilities assumed from the business combination. The Company expects to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.
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
The Company’s future capital requirements will depend on many factors, including the Company’s growth rate, the timing and extent of its spending to support research and development activities, purchasing inventory to meet its growth plan, and the timing and cost to enhance commercialized existing products. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company, or at all. Any additional debt financing obtained by the Company in the future could also involve restrictive covenants relating to the Company’s capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if the Company raises additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities the Company issues could have rights, preferences and privileges senior to those of holders of the Company’s common stock. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company when the Company requires it, the Company’s ability to continue to grow or support its business and to respond to business challenges could be significantly limited.
Reclassification
Certain reclassifications have been made to the prior year condensed consolidated statement of operations and comprehensive loss to conform to the current year presentation. The reclassification had no impact on the previously reported condensed consolidated balance sheet, statement of stockholders’ deficit or cash flows.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results.
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

Significant customers represent 10% or more of the Company’s total revenue or accounts receivable, net balance for the period ended as of each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

			Revenue
	Accounts Receivable		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
Customers:
Customer A	38%	*	75%	*	56%	*
Customer B	*	*	*	*	30%	*
Customer C	61%	*	24%	*	13%	*
Customer D, related party	*	*	*	57%	*	42%
Customer E	*	*	*	43%	*	13%
Customer F	*	*	*	*	*	45%
Customer G	*	100%	*	*	*	*
	99%	100%	99%	100%	99%	100%

*Total less than 10% for the period.

There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer which is a party to a contract with the Company under which the Company derives revenue terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods. However, as the Company has entered into a Distribution Agreement with NXC Imaging, Inc. (“NXC”) on June 18, 2024, by which the Company appointed NXC as the exclusive reseller to market, advertise, and resell certain equipment in the U.S. and U.S. territories, the Company expects that NXC will make up a significant portion of revenues in each period in which such Distribution Agreement is in effect. Customer A in the concentration table above is NXC, which resold the Company’s scanner to three clinics during the three months ended June 30, 2024 and four clinics during the six months ended June 30, 2024.

Certain components and services used to manufacture and develop the Company’s products are presently available from only one or a limited number of suppliers or vendors. The Company’s QT Breast Scanner has more than six hundred components, of which less than five components have such dependencies on limited suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development efforts to incorporate the products or services into the Company’s product.
Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company had restricted cash equivalents of $20,000 as of June 30, 2024 and December 31, 2023.
Restricted Cash
Restricted cash is comprised of cash held in an account subject to a collateral agreement to be used for the Company’s corporate credit card program.
Accounts Receivable, Net
Accounts receivable are carried at the amount due. Accounts receivable are written off when management deems all realistic efforts to collect the amount outstanding have been exhausted. A provision for credit losses is estimated by management based on evaluations of its historical bad debt and current collection experience. As of June 30, 2024 and December 31, 2023, an allowance for credit losses was not required. Write offs of accounts receivable were not significant during the three and six months ended June 30, 2024 and 2023.
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
The Company did not have any finance leases as of June 30, 2024 or December 31, 2023.
Intangible Assets, Net
The Company’s intangible assets are comprised of patents with a useful life of 12 years. Patents are amortized on a straight-line basis over their useful life.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of an asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Management has reviewed the Company’s long-lived assets and recorded no impairment charge for the three and six months ended June 30, 2024 and 2023.

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
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets measured on a recurring basis included certificates of deposit totaling $20,000 as of June 30, 2024 and December 31, 2023 and were classified as Level 2 financial assets. See Note 3 for discussion on financial liabilities measured at fair value.
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
All of the revenue recognized by the Company during the three and six months ended June 30, 2024 and 2023 was recognized at a point in time.
Revenue recognized during the three and six months ended June 30, 2024 and 2023 is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product	$1,658,681	$3,183	$2,964,801	$6,247
Service	55,354	—	111,397	4,500
	$1,714,035	$3,183	$3,076,198	$10,747
Revenue recognized by geography during the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$1,700,130	$3,183	$3,058,325	$10,747
International	13,905	—	17,873	—
	$1,714,035	$3,183	$3,076,198	$10,747
The Company had no contract assets as of June 30, 2024 and December 31, 2023. The Company had contract liabilities of $31,746 as of June 30, 2024, which are expected to be fully recognized as revenue in 2024. The Company had contract liabilities of $347,619 as of December 31, 2023. Revenue recognized during the three and six months ended June 30, 2024 that was previously included in contract liabilities as of December 31, 2023 was $11,905 and $15,873, respectively, while a $300,000 customer deposit previously deferred was refunded due to an order cancellation during the three and six months ended June 30, 2024 and 2023.
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
Product Warranty
The Company’s products sold to customers are generally subject to warranties up to twelve months, which provides for the repair or replacement of products, at the Company’s option, that fail to perform with stated specifications. The

Company estimates future warranty obligations related to those products. To date, product warranty claims have not been significant.
Research and Development Costs
Research and development costs incurred by the Company include salaries, purchased services, operating materials and supplies, depreciation, and amortization, and are expensed as incurred. These costs amounted to $925,082 and $349,657 for the three months ended June 30, 2024 and 2023, respectively, and $1,567,628 and $771,544 for the six months ended June 30, 2024 and 2023, respectively.
Advertising
Advertising and promotion costs are expensed as incurred. Advertising expenses were not significant for the three and six months ended June 30, 2024 and 2023.
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In accordance with this accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the three and six months ended June 30, 2024 and 2023.
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
Comprehensive Loss
Comprehensive loss is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for three and six months ended June 30, 2024 and 2023.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For the purposes of the diluted net loss per share calculation, common stock equivalents are considered to be potentially dilutive securities.

Reconciliation of net loss per share for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to QT Imaging Holdings, Inc.	$(1,248,874)	$(1,330,014)	$(5,547,464)	$(3,212,961)
Deemed dividend related to the modification of equity classified warrants	(5,185,502)	—	(5,185,502)	—
Net loss attributable to common stockholders	$(6,434,376)	$(1,330,014)	$(10,732,966)	$(3,212,961)
Weighted-average number of common shares used in computing net loss per common share (1)	21,440,447	9,540,533	17,333,000	9,528,880
Net loss per share - basic and diluted (1)	$(0.30)	$(0.14)	$(0.62)	$(0.34)
The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Common stock warrants (1)	23,889,364	401,389
Potential shares from Pre-Paid Advance	11,626,337	—
Merger consideration earnout shares	9,000,000	—
Potential shares from Cable Car Loan	750,000	—
Potential shares from convertible notes (1)	247,250	251,181
Options outstanding (1)	—	1,350,432
	45,512,951	2,003,002
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

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The Company adopted this guidance effective January 1, 2024, and there was material impact on the Company’s condensed consolidated financial statements upon adoption.
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
In June 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the condensed consolidated financial statements and related disclosures.

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

Merger Related Activities
On November 15, 2023, GigCapital5, QT Imaging and YA II PN, LTD, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (“Yorkville”) entered into the Standby Equity Purchase Agreement (the “SEPA”). Upon the closing of the Merger, the Company has the right, provided there is no balance outstanding under the Yorkville Note (as defined below) or, if there is a balance outstanding under a Yorkville Note, with Yorkville’s prior written consent, or upon the occurrence of certain trigger events, to issue and sell to Yorkville, and Yorkville shall purchase from the Company, up to $10,000,000 in aggregate gross purchase price (the “Commitment Amount”) of newly issued shares of the common stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice” and the date on which the Company is deemed to have delivered an Advance Notice, the “Advance Notice Date”). As consideration for a payment of $10,000,000 (“Pre-Paid Advance”) received on March 4, 2024, the Company issued Yorkville a promissory note, which was issued with a 6% original issue discount. The Yorkville Note for the Pre-Paid Advance is due 15 months from the date of issuance, and interest accrues on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default. The Yorkville Note is convertible by Yorkville into shares of the Company’s common stock. On March 4, 2024, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of the Company which converted in the aggregate into 1,000,000 shares of the Company's common stock upon the completion of the Merger. See Note 8.
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

In February 2024, GigCapital5 and QT Imaging (together the “parties”) entered into a subscription agreement with William Blair & Co., L.L.C. (“William Blair”) for the purchase of shares of common stock of QT Imaging. Pursuant to the subscription agreement, QT Imaging issued to William Blair in satisfaction of certain fees owed to William Blair for its services to the parties, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 740,000 shares of the Company’s common stock. The issuance of these shares settled $2,410,000 of net assumed liabilities from the business combination with an additional transaction cost expense of $202,200 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.
In February 2024, the parties agreed to amend one of the non-redemption agreements that were entered into in September 2023 (“September 2023 Non-Redemption Agreements”), pursuant to which, and in addition to the Company’s common stock issuable Mizuho Securities USA, LLC (“Mizuho”) under the September 2023 Non-Redemption Agreement, Mizuho received from QT Imaging, in exchange for $250,000 of services rendered by Mizuho, that number of QT Imaging’s common stock that converted in accordance with the terms of the Business Combination Agreement into 100,000 shares of the Company’s common stock. The issuance of these shares settled $250,000 of net assumed liabilities from the business combination with an additional transaction expense of $103,000 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.
In February 2024, QT Imaging and GigCapital5 entered into two additional subscription agreements with each of Donnelley Financial Solutions, LLC (“DFIN”) and IB Capital LLC (“iBankers”), dated as of February 23, 2024 and February 22, 2024, respectively (together, the “Subscription Agreements”), for the purchase of shares of common stock of QT Imaging. Pursuant to the Subscription Agreements, QT Imaging issued to each of DFIN and iBankers in satisfaction of $500,000 and $600,000 of fees owed to DFIN and iBankers, respectively, for their services, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 200,000 and 240,000 respective shares of the Company’s common stock. The issuance of these shares settled $1,100,000 of net assumed liabilities from the business combination with an additional transaction expense of $453,200 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.

In February 2024, QT Imaging and LionBay Ventures (“LionBay”) entered into a Settlement and Termination Agreement (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, QT Imaging terminated its Service Agreement with LionBay dated May 18, 2021 and the First Amendment of the Service Agreement dated September 9, 2021 (collectively as “Service Agreement”). In exchange for the termination of the Service Agreement and the termination of options to purchase 17,000 shares of common stock with a strike price of $8.50 per option that were issued as part of the Service Agreement, QT Imaging agreed to issue that number of shares that converted into 10,000 shares of the Company’s common stock. The issuance of these shares resulted in an additional transaction expense of $35,300 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.
In February 2024, QT Imaging received $500,000 in exchange for that number of shares that converted into 200,000 shares of the Company's common stock in accordance with the terms of the subscription agreement and Business Combination Agreement. The issuance of these shares resulted in an additional transaction expense of $206,000 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.
Pursuant to an amendment dated December 13, 2023, between QT Imaging and Exit Strategy Partners, LLC (“Advisor”), the Company agreed to pay for Advisor’s services in exchange for that number of shares that converted into 250,000 shares of the Company’s common stock and a total cash amount of $225,000, of which $125,000 was paid on the closing of the Business Combination on March 4, 2024 and the remaining $100,000 is due on the first anniversary of the closing of the Business Combination, which is recorded in accrued expenses and other current liabilities within the condensed consolidated balance sheet as of June 30, 2024. The total cash consideration and issuance of shares related to this amendment resulted in a transaction expense of $1,107,500 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.
On March 4, 2024, as consideration for the September 2023 Non-Redemption with certain GigCapital5 stockholders (“Non-Redeeming Stockholders”), QT Imaging issued that number of shares that converted into 427,477 shares of the Company’s common stock to the Non-Redeeming Stockholders. The issuance of these shares resulted in a transaction expense of $1,508,994 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.
On March 4, 2024, the Company issued to subscribers to the Stock Subscription Agreements entered into in November 2023 equal to that number of shares that resulted in such parties as stockholders of QT Imaging receiving pursuant to the Business Combination Agreement 150,000 shares of the Company's common stock. The issuance of these shares resulted in a transaction expense of $529,500 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2024. No transaction expense related to this agreement was recorded during the three months ended June 30, 2024.

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

The Company recorded a liability of $750,000 related to the Merger Earnout Consideration Shares within the condensed consolidated balance sheet as of June 30, 2024. See Note 3.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2024	December 31, 2023
Assets:
Certificate of deposit	2	$20,000	$20,000
Liabilities:
Warrant liability	2	$18,588	$—
Earnout liability	3	$750,000	$—
Derivative liability	3	$408,100	$—
Warrant Liability
The Company has determined that the warrants that were a constituent part of (i) the private placement units that were issued in a private placement sale by GigCapital5 prior to the Merger (“Private Placement Warrants”) and (ii) the private placement units that were issued upon conversion of working capital notes issued by GigCapital5 prior to the Merger, which conversion occurred concurrent with the Merger (“Working Capital Note Warrants”) are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). The Company determined that the fair value of each Private Placement Warrant and the Working Capital Note Warrants approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants and Working Capital Note Warrants are valued upon observable data and have been classified as Level 2 financial instruments. As of June 30, 2024, a total of 889,364 Private Placement Warrants and Working Capital Note Warrants were outstanding at an approximate fair value of $0.021 per warrant. See Note 11.
The activity for the fair value of the warrant liability during the three and six months ended June 30, 2024 was as follows:

Warrant Liability
Beginning balance, January 1, 2024	$—
Net liabilities assumed from GigCapital5	8,894
Change in fair value	23,123
Ending balance, March 31, 2024	32,017
Increase due to warrant modification	200,513
Change in fair value	(213,942)
Ending balance, June 30, 2024	$18,588
The effect of the modification of the Private Placement Warrants and the Working Capital Note Warrants as further described in Note 11 was included within other expense, net in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024.

Earnout Liability

The fair value of the Merger Consideration Earnout shares was calculated using a Monte Carlo simulation. The simulation used as significant inputs the Company's management’s current assessment of placements of breast scanning systems in 2024 and 2025, likely expected values for revenues from 2024 through 2026, probabilities for regulatory approvals including FDA clearances, and probabilities of other triggering events related to the open angle scanner. The probabilities of the non-revenue triggers generally range from 0 to 25 percent with the exception of the FDA clearance for a new indication by November 14, 2025, as defined in the Business Combination Agreement, which is at 100 percent. The revenue forecast for the respective measurement periods are generally in line with the revenue triggers as defined in the Business Combination Agreement, as amended. Additional significant inputs into the simulation include the volatility of Company's equity, assets, and revenue that was derived in a manner as would be common for such simulation, and published industry operating profitability metrics. A weighted average cost of capital (“WACC”) was estimated based on a venture capital rates of return on debt and equity. This WACC was used as the discount rate applicable to revenue, after applying a delivering factor to convert it from being applicable to earnings before interest and tax (“EBIT”) to being applicable to revenue. This EBIT to revenue delivering factor was estimated using published industry operating profit and cost metrics.

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

Significant assumptions used in the valuation of the fair value of the earnout liability as of issuance on March 4, 2024 and as of June 30, 2024 were as follows:

	March 4, 2024	June 30, 2024
Fair value of common stock	$3.53	$0.74
Volatility of revenue	26.0%	19.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	4.5%	4.6%
Risk premium	2.5%	2.3%
Cost of debt	15.5%	15.5%
Credit risk spread	11.0%	10.9%
Equity volatility	130.0%	100.0%
The activity for the fair value of the earnout liability for the three and six months ended June 30, 2024 was as follows:

Earnout Liability
Beginning balance, January 1, 2024	$—
Change in fair value	1,060,000
Ending balance, March 31, 2024	1,060,000
Change in fair value	(310,000)
Ending balance, June 30, 2024	$750,000

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

The total value of the derivatives reflected the combined value of the monthly payment premium, reduction to that premium by the payment discount, and the value of the conversion right. The values of the failure to timely convert and corporate event features were deemed to be de minimis.

Significant assumptions used in the valuation of the fair value of the derivative liability as of issuance on March 4, 2024 and as of June 30, 2024 were as follows:

	March 4, 2024	June 30, 2024
Fair value of common stock	$3.53	$0.74
Term in years	1.25	0.92
Volatility	130.0%	100.0%
Risk-free rate	4.9%	5.1%
Debt discount	30.0%	30.0%
The activity for the fair value of the derivative liability during the three and six months ended June 30, 2024 was as follows:

Derivative Liability
Beginning balance, January 1, 2024	$—
Fair value at issuance	5,120,900
Change in fair value	(2,983,100)
Ending balance, March 31, 2024	2,137,800
Change in fair value	(1,729,700)
Ending balance, June 30, 2024	$408,100

4.    Inventory
Inventory consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Raw materials	$2,497,317	$2,529,364
Work in process	818,458	1,627,802
Finished Goods	38,902	261,031
Total	$3,354,677	$4,418,197
5.    Property and Equipment, Net
Property and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023:

	Useful Life	June 30, 2024	December 31, 2023
Scanners	5 Years	$2,254,547	$3,309,957
Computer and lab equipment	3-5 Years	1,384,307	1,359,491
Leasehold improvements	Various	421,266	421,266
Software	3 Years	50,374	40,599
Furniture and fixtures	7 Years	82,336	82,336
		4,192,830	5,213,649
Less: accumulated depreciation		(4,051,171)	(4,722,729)
		$141,659	$490,920
Depreciation expense was $42,233 and $69,565 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $94,636 and $139,921 for the six months ended June 30, 2024 and 2023, respectively.
6.    Intangible Assets, Net
Intangible assets, net consisted of the following as of June 30, 2024:

	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life Remaining
Patents	12 Years	$2,230,570	$2,230,570	$—	0.00 Years
Intangible assets, net consisted of the following as of December 31, 2023:

	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life Remaining
Patents	12 Years	$2,230,570	$2,140,431	$90,139	0.50 Years
Amortization expense was $43,669 and $46,470 for each of the three months ended June 30, 2024 and 2023. Amortization expense was $90,139 and $92,940 for each of the six months ended June 30, 2024 and 2023.
7.    Balance Sheet Details
Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepaid insurance	$659,954	$9,808
Other	209,518	205,171
Total	$869,472	$214,979

Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued legal	$2,111,258	$24,729
Accrued interest	657,602	50,037
Accrued personnel costs	610,271	120,856
Accrued excise taxes	202,341	—
Accrued advisory fee	100,000	—
Other	510,543	174,029
Total	$4,192,015	$369,651
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
The remaining balance of Loan 1 of $285,115 is payable in monthly installments of $6,400, including interest at 1%, beginning August 5, 2021, with the final payment due May 5, 2025. As of June 30, 2024, the total principal outstanding under Loan 1 was $70,046, all of which was current. As of December 31, 2023, the total principal outstanding under Loan 1 was $107,979, of which $76,058 was current and $31,921 was noncurrent.
The remaining balance of Loan 2 of $228,019 is payable in monthly installments of $4,605, including interest at 1%, beginning December 27, 2021, with the final payment due February 27, 2026. As of June 30, 2024, the total principal outstanding under Loan 2 was $91,284, of which $54,586 was current and $36,698 was noncurrent. As of December 31, 2023, the total principal outstanding under Loan 2 was $118,369, of which $54,308 was current and $64,061 was noncurrent.
Interest expense for Loan 1 and Loan 2 for the three months ended June 30, 2024 and 2023 was $468 and $798, respectively. Interest expense for Loan 1 and Loan 2 for the six months ended June 30, 2024 and 2023 was $1,013 and $1,661, respectively.
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

In November 2023 and in connection with the Fourth Amendment and issuance of the senior secured convertible promissory note to US Capital as part of the Securities Purchase Agreement as described below (the “US Capital Note”), the outstanding loan balances of the Note of $2,495,000 with accrued interest of $635,854 were considered extinguished. In November 2023, the Company recorded $376,086 as a loss on extinguishment in other expenses in the condensed consolidated statements of operations and comprehensive loss, and includes a commission paid of $20,000, remaining unamortized debt issuance costs on the Note of $32,828 and the fair value of warrants to purchase 16,320 shares of common stock of $156,505.
As of December 31, 2023, the total Note and US Capital Note balance was $3,294,659 net of unamortized debt issuance costs of $36,194, and accrued interest of $50,037. Interest expense, including amortization of debt issuance costs, for the three and six months ended June 30, 2024 was $0 and $88,692, respectively. Interest expense, including amortization of debt issuance costs, for the three and six months ended June 30, 2023 was $85,418 and $170,015, respectively.
On March 4, 2024, the Note principal and related accrued interest balance of $3,233,388 and the US Capital Note principal balance of $200,000 was converted into 359,266 and 100,000 shares of common stock, respectively. Additionally, warrants to purchase 16,320 shares of the Company's common stock were net settled into 5,594 shares of common stock.

Bridge Loan
In November 2023, the Company entered into a Securities Purchase Agreement and raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 (“Bridge Loan”) from five investors (“Bridge Lenders”). Each Bridge Loan of $200,000 bore no interest but had a cash option value at the date maturity of 120% or $240,000 of the Bridge Loan at each Bridge Lender’s option. The maturity date was the closing date of the Business Combination as defined in Note 1. The Bridge Loan conversion price was at $2.00 per share on a post-business combination. On March 4, 2024, four of the five Bridge Loan holders elected the cash option and were paid an aggregate of $960,000 on the Merger Date. Interest expense related to the payment premium was $0 and $160,000 for the three and six months ended June 30, 2024, respectively.
As of June 30, 2024, there was no amount outstanding for the Bridge Loan. As of December 31, 2023, the outstanding amount of the Bridge Loan, excluding the US Capital Note, was $774,337, net of unamortized debt issuance costs of $25,663. Interest expense from the amortization of debt issuance costs for the three and six months ended June 30, 2024 was $0 and $25,663, respectively.

Yorkville Pre-Paid Advance
On March 4, 2024, the Company received the Pre-Paid Advance of $10,000,000 from Yorkville that will be due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of the Company's common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of QT Imaging which converted in the aggregate into 1,000,000 shares of the Company's common stock upon the completion of the Business Combination. In accordance with ASC 470-20, the proceeds of $10,000,000 were recorded between the promissory note and common stock less debt origination costs of $975,000, consisting of a $375,000 commitment fee for the SEPA and an original issue discount of 6% for the Pre-Paid Advance, on a relative fair value basis. Expenses related to a structuring fee was $0 and $20,000 for the three and six months ended June 30, 2024, respectively, and was included in other expense, net in the condensed consolidated statement of operations and comprehensive loss. As noted in Note 3, the Pre-Paid Advance contained Derivatives that were bifurcated and recorded a separate instrument. The initial value of the Derivatives of the $5,120,900 was recorded as a debt discount against the Pre-Paid Advance.
As of June 30, 2024, the outstanding amount of the Yorkville Pre-paid Advance was $3,030,909 net of the unamortized debt discount of $6,969,091, and accrued interest of $193,973. Interest expense, including amortization of debt issuance costs, for the three and six months ended June 30, 2024 was $953,436 and $1,187,066, respectively.

Cable Car Loan
In February 2024, GigCapital5 and QT Imaging entered into the Cable Car Loan with Cable Car, pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by the Loan, dated March 4, 2024, by and between QT Imaging and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of QT Imaging which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of the Company's common stock. In accordance with ASC 470-20, the proceeds of $1,500,000 were recorded between the promissory note and common stock less debt origination costs of $40,740, consisting of legal fees, on a relative fair value basis.
As of June 30, 2024, the outstanding amount of the Cable Car Loan was $1,138,668, net of unamortized issuance costs of $361,332. Interest expense, including amortization of debt issuance costs, for the three and six months ended June 30, 2024 was $98,217 and $125,739, respectively.
Future principal payments on the long-term debt as of June 30, 2024 are as follows:

Year ending December 31:
2024 (remaining)	$65,348
2025	11,586,784
2026	9,198
Total payments	11,661,330
Less: Unamortized debt issuance costs	(7,330,423)
Less: Current maturities of long-term debt	(4,294,209)
Long-term debt	$36,698
9.    Leases
The Company leases its operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects the Company’s ROU assets and lease liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Assets:
Operating lease ROU assets, net	$1,104,784	$1,267,121
Liabilities:
Operating lease liabilities, current	$382,964	$361,305
Operating lease liabilities	866,761	1,062,633
	$1,249,725	$1,423,938

The following table presents supplemental cash flow information related to the Company’s operating leases for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$114,722	$110,277	$228,308	$220,555

As of June 30, 2024, the maturity of operating lease liabilities was as follows:

Year ending December 31:
2024 (remaining)	$233,987

2025	476,164
2026	490,449
2027	206,864
Total payments	1,407,464
Less: Interest	(157,739)
Present value of obligations	$1,249,725

The operating lease expense for the three months ended June 30, 2024 and 2023 was $113,748 and $113,535, respectively, of which $5,532 and $5,320, respectively, were related to leases with a term of less than 12 months. The operating lease expense for the six months ended June 30, 2024 and 2023 was $227,283 and $226,818, respectively, of which $10,851 and $10,387, respectively, were related to leases with a term of less than 12 months.
As of June 30, 2024, the weighted-average remaining lease term was 2.9 years and the weighted-average discount rate was 8%. As of June 30, 2023, the weighted-average remaining lease term was 3.9 years and the weighted-average discount rate was 8%.

10.    Contingencies
Litigation
The Company is subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on the Company’s condensed consolidated financial statements.
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
Common stock reserved for future issuance as of June 30, 2024 is as follows:

Common stock warrants	23,889,364
Potential shares from Pre-Paid Advance	11,626,337
Merger earnout consideration shares	9,000,000
Options available under the 2024 Incentive Plan	2,358,093
Potential shares from Cable Car Loan	750,000
Potential shares from convertible notes	247,250
47,871,044
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding. The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of preferred stock could have the effect of decreasing the trading price of common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.
QT Imaging Private Placement Warrants
In November 2022, the Company initiated an offering to sell to a select group of accredited investors only, on a private placement basis, 342,703 units for a purchase price of $11.67 per unit (the “Units”), each Unit consisting of one share of common stock and one warrant to purchase one share of common stock (the “QT Imaging Private Placement Warrants”) with an exercise price of $11.67 (the “2022 Offering”). As of December 31, 2023, the Company has issued 167,925 Units for net proceeds of $1,932,850, which 5,995 and 89,532 Units were issued during the three and six months ended June 30, 2023, respectively, for total net proceeds of $70,000 and $1,026,550, respectively. There were no Units issued during the three and six months ended June 30, 2024. On March 4, 2024, all outstanding QT Imaging Private Placement Warrants were deemed out of the money and terminated in accordance with the Business Combination Agreement.

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
The following table represents the QT Imaging warrant activity as follows for the six months ended June 30, 2024:

Number of Warrants
Outstanding, January 1, 2024	422,064
Exercised	(16,320)
Terminated pursuant to business combination agreement	(405,744)
Outstanding, June 30, 2024	—
The fair value of the QT Imaging warrants issued as part of the 2022 Offering and included in stockholders’ deficit in the condensed consolidated balance sheets was $30,975 and $462,413 for the three and six months ended June 30, 2023, respectively. The fair value of the remaining warrant granted during the six months ended June 30, 2023 was $15,317 and was recorded as issuance costs against the proceeds received from the 2022 Offering. There were no QT Imaging warrants issued during the three and six months ended June 30, 2024 or during the three months ended June 30, 2023.
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
Warrants (Public Warrants, Private Placement Warrants and Working Capital Note Warrants)

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

Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended (the “Securities Act”), following the completion of the Merger, for the registration of the shares of common stock issuable upon exercise of the warrants included in the public units issued in the Company’s initial public offering (the “Public Units”), the private placement units undertaken by the Company concurrently with its initial public offering (the “Private Placement Units”) and the private placement units that were issued upon conversion of working capital notes issued by the Company prior to the Merger, which conversion occurred concurrent with the Merger. The new registration statement was filed on April 1, 2024, and was declared effective by the SEC on May 22, 2024.

As of June 30, 2024, there were 23,889,364 warrants outstanding from those that were initially included as a constituent security of the Public Units and the Private Placement Units (the “PubCo Warrants”) with an exercise price of $11.50 per warrant and expiring on March 4, 2029. On May 13, 2024, the exercise price of PubCo Warrants was reduced from $11.50 to $2.30 per warrant and the price per share related to the redemption events described above decreased from $18.00 per share to $3.60 per share in accordance with the terms of the Warrant Agreement as discussed above. The modification in exercise price related to the Public Warrants, which are equity classified, was accounted as a deemed dividend, which resulted in an adjustment of $5,185,502 to accumulated deficit during the three and six months ended June 30, 2024. The effect of the modification in exercise price related to the Private Placement Warrants and Working Capital Note Warrants, which are liability classified, was recorded in other expense, net within the statements of operations and comprehensive loss and amounted to $200,513 during the three and six months ended June 30, 2024.
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

There were no shares issued or outstanding under the 2024 Incentive Plan as of June 30, 2024.

QT Imaging Incentive Plan

In September 2021, the Board of Directors approved and the Company adopted the Plan (the “QT Imaging Plan”). The maximum aggregate number of shares of common stock that the Company may award under the QT Imaging Plan is 7,000,000. The term of the QT Imaging Plan was originally 10 years. The QT Imaging Plan is administered by the compensation committee of the Company’s Board of Directors (the “Administrator”). The Company may grant awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options), stock purchase rights, restricted stock, restricted stock units and performance stock awards. Awards may be granted to employees, directors, and consultants (as defined in the QT Imaging Plan.) The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Incentive stock options may only be granted to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. Vesting is subject to the option holder’s continued service to the Company, ranging up to a four-year period. Unvested options are subject to forfeiture upon termination of employment. On March 4, 2024, the QT Imaging Plan was terminated in accordance with the terms of the Business Combination Agreement and the options to purchase 1,237,681 shares of common stock were cancelled at the close of the Business Combination in accordance with the terms of the Business Combination Agreement.
The following table summarizes information regarding activity in the QT Imaging Plan and the 2024 Incentive Plan during the six months ended June 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2024	1,249,809	$24.80	6.9
Cancelled	(12,128)	$22.40
Terminated pursuant to Business Combination Agreement	(1,237,681)	$24.83
Outstanding, June 30, 2024	—	$—	—

There were no options granted during three and six months ended June 30, 2024 and 2023.

The following table shows stock-based compensation expense by functional area in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$—	$26,314	$13,950	$52,628
Selling, general and administrative	—	182,313	25,034	364,627
	$—	$208,627	$38,984	$417,255
No stock-based compensation expense was capitalized to inventory for three and six months ended June 30, 2024 and 2023.
As of June 30, 2024, there was no unrecognized compensation cost related to non-vested stock-based compensation awards.
13.    National Institutes of Health Subaward
On August 18, 2022, the Company was awarded a grant of up to $1,078,347 as a subaward through the Board of Trustees of the University of Illinois for the purpose of developing a quantitative ultrasound breast scanner for identifying early response of breast cancer to chemotherapy. The grant is a cost reimbursement subaward that is allocated annually over five years, subject to the availability of funds and satisfactory progress of the project. The award expires July 31, 2027 and may be terminated by either party with 30 days written notice. Any grant proceeds received do not require repayment. As of June 30, 2024, the Company incurred total costs of $381,921 against the year one allocation of $351,994 and against the year two allocation of $194,566. During the three months ended

June 30, 2024, the Company incurred costs of $25,485, of which $10,040 of grant income was recognized as an offset to research and development expense and $15,445 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2023, the Company incurred costs of $86,482, of which $75,724 of grant income was recognized as an offset to research and development expense and $10,758 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2024, the Company incurred costs of $32,867, of which $17,071 of grant income was recognized as an offset to research and development expense and $15,796 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2023, the Company incurred costs of $98,717, of which $86,847 of grant income was recognized as an offset to research and development expense and $11,870 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, the grant receivable was $25,485 and $161,638, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
14.    Income Taxes
For the interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2024 and 2023. The Company expects that its effective tax rate for the full year 2024 will be 0%.
15.    Related Party Transactions
Convertible Notes Payable
In July 2020, the Company issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock of the Company at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of June 30, 2024, an aggregate of 247,250 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. Management assessed whether the embedded features in the 2020 Notes should have been bifurcated from the debt host and concluded that none of the features were required to be accounted for separately from the debt instruments.
As of June 30, 2024 and December 31, 2023, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $463,629 and $377,772, respectively. Interest expense for the three months ended June 30, 2024 and 2023, was $42,929 and $45,421, respectively. Interest expense for the six months ended June 30, 2024 and 2023, was $85,857 and $90,344, respectively.
Working Capital Loan and Extension Note
On May 3, 2023, the Company issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of June 30, 2024 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the Closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Pre-Paid Advance received from Yorkville (see Note 8).

On March 4, 2024, the Company assumed the $1,560,000 outstanding debt balance due to a related party (the “Extension Note”) pursuant to the Business Combination Agreement. The Extension Note does not bear any interest and cannot be repaid prior to the repayment of the Pre-Paid Advance received from Yorkville.
Management Services and Business Associate Agreement
In September 2020, QT Imaging entered into a Management Services Agreement (the “Agreement”) and a Business Associate Agreement with John C. Klock, M.D., a California sole proprietorship operating as the QT Imaging Center (the “Practice”). John C. Klock, M.D. was the Chief Executive Officer of QT Imaging, serves on its Board of Directors, and was the largest single stockholder of QT Imaging. The Practice provided medical imaging to patients using the QT Breast Scanner. Under the terms of the Agreement, the Company agreed to provide business services to the Practice including use of the facility which formerly operated as the Marin Breast Health Trial Center, including furniture and medical equipment, as well as use of certain personnel. In exchange for those services, the Practice agreed to pay the Company a management fee. Fees paid to QT Imaging during the three months ended June 30, 2024 and 2023 were $0 and $12,000, respectively. Fees paid to QT Imaging during the six months ended June 30, 2024 and 2023 were $12,000 and $24,000, respectively. These fees were recorded as a reduction to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024 and 2023, there were no significant purchases made by the Practice. As of June 30, 2024 and December 31, 2023, there were no significant amounts due from the Practice. This Agreement was terminated and replaced by the Space and Equipment Sublease Agreement on April 17, 2024 and Services Agreement on April 5, 2024.

Services Agreement

On April 5, 2024, the Company entered into that certain Services Agreement (the “Services Agreement”) with the Practice dated as of April 1, 2024 pursuant to which the Practice agreed to provide its services to the Company, including but not limited to providing healthcare services to patients, assisting with clinical trials and studies and assisting with drafting of institutional review board approved clinical protocols, assisting with the performance of research and development activities on behalf of the Company, providing comprehensive multi-day training on the operation of breast imaging technology for radiologist customers and other customer staff such as technicians, performing clinical validation of imaging software changes which may include recruiting patients, training personnel on the operation of the Company’s imaging technology, as well as other services as specified in the Services Agreement. The term of the Services Agreement is one year unless earlier terminated and shall auto-renew for successive one-year periods, unless otherwise terminated. During the three and six months ended June 30, 2024, the Company incurred $10,521 in accordance with the Services Agreement with a related party.

Space and Equipment Sublease Agreement

On April 17, 2024, the Company entered into a Space and Equipment Sublease Agreement (the “Space and Equipment Sublease”) with the Practice, pursuant to which the Practice will sublease certain medical equipment and space, currently leased from Hamilton Landing Novato LLC by the Company, to the Practice for use in its operations, on a full-time and exclusive basis. The Practice shall pay to the Company a $5,666 rental fee (the “Rent”) for the Subleased Space (as defined in the Space and Equipment Sublease) on a monthly basis, payable on the first day of each month and no later than ten days thereafter, with the Rent to be pro-rated for any partial month. The parties have determined that the Rent equals the fair market value of the Subleased Space and Subleased Equipment (as defined in the Space and Equipment Sublease), without taking into account the proximity of the parties or the space to any source, volume or value of referrals between the parties or any patient thereof. Further, the Practice shall pay when due all sales, use, personal property, leasing, excise or other fees, taxes, charges or withholdings of any kind imposed against the Company, the Practice or the Subleased Equipment with respect to the Space and Equipment Sublease, the Subleased Equipment, or any related fees, receipts or earnings, including local taxes and personal property taxes. The term of the Space and Equipment Sublease is one year unless terminated and shall auto-renew for successive one-year periods, unless otherwise terminated. During the three and six months ended June 30, 2024, the Company recorded $16,998 of sublease income as other income within the condensed consolidated statements of operations and comprehensive loss.

Deferred Revenue

In July 2023, an order was placed and a downpayment of $200,000 was made for a breast imaging system by 303 Development Corporation (the “Foundation”). The executive director of the Foundation is a current investor and a was a previous board member of the Company. In September 2023, an additional $100,000 was paid towards the purchase. In June 2024, the Company cancelled this order and refunded the full deposit of $300,000 to the related party. As of June 30, 2024 and December 31, 2023, the Company had a deferred revenue balance of zero and $300,000, respectively, related to this order.

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

With the support of nearly $18 million in financial support from the U.S. National Institutes of Health, we developed a novel, comprehensive body imaging technology that has high resolution, high sensitivity, high specificity, high positive and negative predictive values, and is safe and inexpensive. The technology is based on ultra-low frequency transmitted sound and uses a one-of-a-kind novel sound back-scatter design and inverse-scattering reconstruction to create its images.

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
Our strategies to commercializing the QT Breast Scanner include the following:
•Create disruptive innovation using technology (software, artificial intelligence, and smart physics) to improve medical imaging and thus health care quality and access.
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

Consistent with our strategy, on May 31, 2023, we entered into a confidential Sales Agent Agreement (the “NXC Agreement”) with NXC Imaging, Inc. (“NXC”), a wholly owned subsidiary of Canon Medical Systems USA, Inc. (“CMSU”), pursuant to which we appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of QT Imaging products sold by NXC under the terms of the NXC Agreement. Effective June 10, 2024, the NXC Agreement was superseded by the Distribution Agreement that was entered into with NXC on June 18, 2024 (the “Distribution Agreement”). Under the Distribution Agreement, NXC is appointed as the exclusive reseller to market, advertise, and resell QT Breast Scanners in the U.S. and U.S. territories. NXC will purchase for the purpose of reselling, leasing or renting QT Breast Scanners directly to its customers, but is not obligated to purchase any particular quantity of QT Breast Scanners from us. We have reserved the right to sell directly to customers as an exception. Furthermore, we may, in our sole discretion, sell the QT Breast Sacnners to any other person or entity anywhere in the world without notice to NXC or NXC’s prior consent. NXC is also allowed to assign sales agents for the purpose of QT Breast Scanner sales. NXC’s purchases will be in accordance with an agreed upon product pricing schedule (subject to change upon 60 days’ prior written notice by us), provided that neither NXC nor its assigned sales agents may mark-up the cost of the QT Breast Scanners more than twenty percent (20%) unless otherwise mutually agreed to between NXC and us. Each order will include information reasonably requested by us and is subject to our acceptance, after which it becomes an approved order. Any such approved orders are non-cancellable and not subject to rescheduling after acceptance by us. Any orders not accepted by us in writing are deemed rejected. As of June 30, 2024, we have delivered four QT Breast Scanners to NXC’s customers pursuant to NXC Agreement and Distribution Agreement.

We have also entered into a non-binding letter of intent (the “Canon Letter of Intent”), with CMSU and Canon Medical Systems, Inc. (“CMSC”) pursuant to which four binding purchase orders delivered in January 2024 to QT Imaging for the acquisition by CMSC of two QT Breast Scanners, with 50% of the payment for the QT Breast Scanners having taken place on January 31, 2024 and the remaining payment and the shipment of the two QT Breast Scanners occurred by April 15, 2024, which were delivered to CMSU in March of 2024. CMSC will also use QT Breast scanners that it is acquiring to perform clinical trials towards the possibility of it pursuing the regulatory approval process in Japan.

On March 28, 2024, we entered into a Feasibility Study Agreement (the “Feasibility Study Agreement”) with CMSC, a company organized and existing under the laws of Japan (“Canon”). The term of the Feasibility Study Agreement commenced on March 28, 2024 and shall remain in force until the end of December 2024 or until the execution of a definitive agreement that clearly supersedes the Feasibility Study Agreement, whichever comes earlier. In connection with the Feasibility Study Agreement, CMSC will initiate studies to evaluate the business, technical, and clinical values of our ultrasound QT Breast Scanner including product quality validation, development and manufacturing studies, clinical evaluation, regulatory investigation, and market validation. CMSC has no right to reverse engineer the QT Breast Scanner and may only modify and disassemble the QT Breast Scanner as necessary to conduct the feasibility study.

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
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $28,503,111 as of June 30, 2024. During the six months ended June 30, 2024, we incurred a net loss of $5,547,464 and used $6,955,081 of cash in operating activities, which includes the repayment of net liabilities assumed from the business combination. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
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
In February 2024, we entered into a Note Purchase Agreement with Funicular Funds, LP (“Cable Car”), pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by a promissory note that may be convertible in certain circumstances into shares of our common stock at a conversion price of $2.00 per share (the “Loan”) dated March 4, 2024 by and between us and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to us in lieu of any simple or in-kind interest on the Loan, we issued to Cable Car that number of shares of QT Imaging common stock which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of our common stock. QT Imaging, and its wholly owned subsidiary, QT Ultrasound Labs, Inc., at the closing also provided a guaranty (the “Cable Car Guaranty”), whereby each of them unconditionally guaranteed, as primary obligor and not merely as surety, the prompt and complete payment and performance when due, whether by demand, acceleration or otherwise, of our obligation under the Loan in the currency in which and as such obligations are to be paid or performed. Furthermore, we and the parties to the Cable Car Guaranty (the “Grantors”) granted a security interest in certain of their assets, which among other things, do not include their intellectual property assets, pursuant to the terms of a Security Agreement, dated March 4, 2024, by and between the Grantors and Cable Car.
In February 2024, we and LionBay Ventures (“LionBay”) entered into a Settlement and Termination Agreement (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, we terminated the Service Agreement with LionBay dated May 18, 2021 and the First Amendment of the Service Agreement dated September 9, 2021 (collectively as the “Service Agreement”). In exchange for the termination of the Service Agreement and the termination of options to purchase 17,000 shares of QT Imaging common stock with a strike price of $8.50 per option that were issued as part of the Service Agreement, we agreed to issue 10,000 shares of our common stock.
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
On March 4, 2024, we terminated the QT Imaging Incentive Plan (the “2024 Incentive Plan”) and cancelled 1,237,681 of outstanding options under the 2024 Incentive Plan in accordance with the terms of the Business Combination Agreement.
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

On March 12, 2024, the Board of Directors (the “Board”) appointed Dr. Raluca Dinu, who is also a member of the Board, to be employed as our Acting Chief Executive Officer effective as of March 12, 2024. Dr. Dinu will report to the Board. On March 18, 2024, the Board approved an employment agreement between Dr. Dinu and us, effective as of March 12, 2024, governing the terms of Dr. Dinu’s employment by us, which we and Dr. Dinu then entered into.

On March 12, 2024, the Board ratified the prior appointment of Anastas Budagov as our Chief Financial Officer. Mr. Budagov will report to the Chief Executive Officer. On March 18, 2024, the Board approved an employment letter between Mr. Budagov and the Company, effective as of March 12, 2024, governing the terms of Mr. Budagov’s employment by us, which we and Mr. Budagov then entered into.

On April 3, 2024, we entered into a Data Use and License Agreement with QT Imaging Center, a California sole proprietorship of Dr. Klock (the “Practice”), that conducts a medical practice and provides medical services, pursuant to which we were granted a license to use and disclose certain de-identified health information, as has been de-identified by the Practice in accordance with applicable law, for use in research and analytical processes in connection with our development and commercialization of the QT Ultrasound Breast Scanner-1 and other technologies.

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

On June 18, 2024, QT Imaging entered into that certain Distribution Agreement with NXC (the “Distribution Agreement”), effective as of June 10, 2024, which will thereafter govern our sales and distribution relationship with NXC, replacing the Sales Agent Agreement. Under the Distribution Agreement, NXC is appointed as the exclusive reseller to market, advertise, and resell certain equipment in the U.S. and U.S. territories, and will purchase for the purpose of reselling, leasing or renting the same directly to its customers. The term of the Distribution Agreement will remain in effect until December 31, 2025, unless earlier terminated or extended by mutual written agreement.
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
Results of Operations
Comparison of the three months ended June 30, 2024 and 2023

	For Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$1,714,035	$3,183	$1,710,852	N.M.
Cost of revenue	839,484	3,121	836,363	N.M.
Gross profit (loss)	874,551	62	874,489	N.M.
Operating expenses:
Research and development	925,082	349,657	575,425	165%
Selling, general and administrative	2,169,541	848,831	1,320,710	156%
Total operating expenses	3,094,623	1,198,488	1,896,135	158%
Loss from operations	(2,220,072)	(1,198,426)	(1,021,646)	(85)%
Other expense, net	(187,394)	—	(187,394)	(100)%
Change in fair value of warrant liability	213,942	—	213,942	100%
Change in fair value of derivative liability	1,729,700	—	1,729,700	100%
Change in fair value of earnout liability	310,000	—	310,000	100%
Interest expense, net	(1,095,050)	(131,588)	(963,462)	(732)%
Net loss and comprehensive loss	$(1,248,874)	$(1,330,014)	$81,140	6%
N.M. - Not meaningful

Revenue
Revenue increased by $1,710,852 to $1,714,035 for the three months ended June 30, 2024 from $3,183 for the three months ended June 30, 2023. The increase in revenue was primarily attributable to the sale of four QT Breast Scanners in the second quarter of 2024 as compared with no scanners sold in the second quarter of 2023 due to the timing of sales orders received, availability of scanners that were earmarked and ready for sale to customers, and the result of our ongoing commercialization effort in 2024.
Cost of Revenue
Cost of revenue increased by $836,363 to $839,484 for the three months ended June 30, 2024 from $3,121 for the three months ended June 30, 2023. The increase in cost of revenue was primarily attributable to the sale of four QT Breast Scanners in the second quarter of 2024 as compared with no scanners sold in the second quarter of 2023, which was partially offset by inventory write-offs in the second quarter of 2023.
Operating Expenses`
Research and Development Expenses
Research and development expenses increased by $575,425 to $925,082 for the three months ended June 30, 2024 from $349,657 for the three months ended June 30, 2023. The increase in research and development expenses was primarily attributable to an increase in employee compensation costs of $265,408 and professional and outside services costs of $228,504.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1,320,710 to $2,169,541 for the three months ended June 30, 2024 from $848,831 for the three months ended June 30, 2023. This change was primarily attributable to an increase in professional and outside services cost of $332,064, insurance costs of $232,074, and employee compensation costs of $578,694.

Other expense, net
Other expenses, net increased by $187,394 during the three months ended June 30, 2024. There were no other expenses during the three months ended June 30, 2023. This increase was primarily due to a modification expense of $200,513 related to the decrease in exercise price of our private placement warrants and working capital note warrants.

Change in fair value of warrant liability

Change in fair value of warrant liability was $213,942 during the three months ended June 30, 2024. The change in fair value of warrants relates to the liability classified private placement warrants and working capital note warrants and reflects the decrease of publicly traded price per warrant during the three months ended June 30, 2024.

Change in fair value of derivative liability

Change in the fair value of derivative liability was $1,729,700 during the three months ended June 30, 2024. The change in fair value of derivatives was primarily driven by the decline in the value of our common stock during the three months ended June 30, 2024.

Change in fair value of earnout liability

Change in the fair value of earnout liability was $310,000 during the three months ended June 30, 2024. The earnout liability relates to the contingent consideration for the Merger Earnout Consideration Shares pursuant to the Business Combination Agreement dated December 8, 2022, as amended in September of 2023. We did not have an earnout liability during the three months ended June 30, 2023.

Interest expense, net
Interest expense, net increased by $963,462 to $1,095,050 for the three months ended June 30, 2024 from $131,588 for the three months ended June 30, 2023. This change is primarily driven by an increase in the amortization of debt discount of $902,065 for the Pre-Paid Advance and the Cable Car Promissory Note and accrued interest expense of $149,589 for the Pre-Paid Advance.

Comparison of the six months ended June 30, 2024 and 2023

	For Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$3,076,198	$10,747	$3,065,451	N.M.
Cost of revenue	1,441,567	49,698	1,391,869	N.M.
Gross profit (loss)	1,634,631	(38,951)	1,673,582	N.M.
Operating expenses:
Research and development	1,567,628	771,544	796,084	103%
Selling, general and administrative	7,865,752	2,140,596	5,725,156	267%
Total operating expenses	9,433,380	2,912,140	6,521,240	224%
Loss from operations	(7,798,749)	(2,951,091)	(4,847,658)	(164)%
Other expense	(208,325)	—	(208,325)	(100)%
Change in fair value of warrant liability	190,819	—	190,819	100%
Change in fair value of derivative liability	4,712,800	—	4,712,800	100%
Change in fair value of earnout liability	(750,000)	—	(750,000)	(100)%
Interest expense, net	(1,694,009)	(261,870)	(1,432,139)	(547)%
Net loss and comprehensive loss	$(5,547,464)	$(3,212,961)	$(2,334,503)	(73)%
N.M. - Not meaningful

Revenue
Revenue increased by $3,065,451 to $3,076,198 for the six months ended June 30, 2024 from $10,747 for the six months ended June 30, 2023. The increase in revenue was primarily attributable to the sale of seven QT Breast Scanners in the first and second quarters of 2024 as compared with no scanners sold in the first six months of 2023 due to the timing of sales orders received, availability of scanners that were earmarked and ready for sale to customers, and the result of our ongoing commercialization effort in 2024.
Cost of Revenue
Cost of revenue increased by $1,391,869 to $1,441,567 for the six months ended June 30, 2024 from $49,698 for the six months ended June 30, 2023. The increase in cost of revenue was primarily attributable to the sale of seven QT Breast Scanners in the first and second quarters of 2024 as compared with no scanners sold in the first six months of 2023, which was partially offset by inventory write-offs in the first six months of 2023.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $796,084 to $1,567,628 for the six months ended June 30, 2024 from $771,544 for the six months ended June 30, 2023. The increase in research and development expenses was primarily attributable to an increase in employee compensation costs of $441,807 and professional and outside services costs of $273,965.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5,725,156 to $7,865,752 for the six months ended June 30, 2024 from $2,140,596 for the six months ended June 30, 2023. This change was primarily attributable to increases in non-recurring transaction expenses of $3,944,924 related to the business combination, professional and outside services costs of $362,865, non-recurring recruiting and employee conversion costs of $224,000, insurance costs of $314,253, employee compensation costs of $626,293, and information technology costs of $99,388.
Other expense, net
Other expenses, net increased by $208,325 during the six months ended June 30, 2024. There were no other expenses during the six months ended June 30, 2023. This increase was primarily due to a modification expense of $200,513 related to the decrease in exercise price of our private placement warrants and working capital note warrants.

Change in fair value of warrant liability

Change in fair value of warrant liability was $190,819 during the six months ended June 30, 2024. The change in fair value of warrants relates to the liability classified private placement warrants and working capital note warrants and reflects the decrease of publicly traded price per warrant during the six months ended June 30, 2024.

Change in fair value of derivative liability

Change in the fair value of derivative liability was $4,712,800 during the six months ended June 30, 2024. The change in fair value of derivatives was primarily driven by the decline in the value of our common stock during the six months ended June 30, 2024.

Change in fair value of earnout liability

Change in the fair value of earnout liability was $750,000 during the six months ended June 30, 2024. The earnout liability relates to the contingent consideration for the Merger Earnout Consideration Shares pursuant to the Business Combination Agreement dated December 8, 2022, as amended in September of 2023. We did not have an earnout liability during the six months ended June 30, 2023.

Interest expense, net
Interest expense, net increased by $1,432,139 to $1,694,009 for the six months ended June 30, 2024 from $261,870 for the six months ended June 30, 2023. This change is primarily driven by an increase in the amortization of debt discount of $1,200,669 for the Bridge Loans, the Pre-Paid Advance, the Cable Car Promissory Note and the Extension Note, an increase in accrued interest expense of $193,973 for the Pre-Paid Advance, and an increase in interest of $160,000 paid in cash related to the Bridge Loans.

Liquidity and Capital Resources
Sources of Liquidity
Liquidity describes our ability to meet financial obligations which arise during the normal course of business. To date, we have financed our operations primarily through the sale of equity securities, issuances of convertible notes and other debt, and grants from the U.S. government. We expect to derive future liquidity primarily through our revenues with customers and sale of equity securities. Our current liquidity position consists of cash on hand and certificates of deposit.

Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $28,503,111 and $17,770,145, respectively. As of June 30, 2024 and December 31, 2023, we had cash and restricted cash and cash equivalents of $4,601,140 and $184,686, respectively. Our primary uses of cash are for general working capital requirements, and capital expenditures. Cash flows from operations have been historically negative as we invested in product development, clinical trials, and manufacturing. We expect to be cash flow negative for the foreseeable future, although we may have quarterly results where cash flows from operations are positive.
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
As of June 30, 2024, the total principal outstanding under the PPP Loans was $161,330, of which $124,632 was current and $36,698 was noncurrent. As of December 31, 2023, the total principal outstanding under the PPP Loans was $226,348, of which $130,366 was current and $95,982 was noncurrent.
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
Bridge Loan
In November 2023, we entered into a Securities Purchase Agreement and raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 from five investors. Each Bridge Loan of $200,000 bore no interest but had a cash option value at the date maturity of 120% or $240,000 of the Bridge Loan at each Bridge Lender’s option. The maturity date was the closing date of the Business Combination as defined in Note 1. The Bridge Loan conversion was at $2.00 per share on a post-business combination. On March 4, 2024, 4 of the 5 Bridge Loan holders elected the cash option and were paid an aggregate of $960,000 on the Merger Date.
As of June 30, 2024, there was $0 amount outstanding for the Bridge Loan. As of December 31, 2023, the outstanding amount of the Bridge Loan, excluding the US Capital Note, was $774,337, net of unamortized debt issuance costs of $25,663.

Yorkville Pre-Paid Advance
On March 4, 2024, we received the Pre-Paid Advance of $10,000,000 from Yorkville that will be due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of our common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of QT Imaging shares which converted in the aggregate into 1,000,000 shares of our common stock upon the completion of the Business Combination.
As of June 30, 2024, the outstanding amount of the Pre-Paid Advance was $3,030,909 net of the unamortized discount of $6,969,091 and accrued interest of $193,973.

Cable Car Loan
In February 2024, we and GigCapital5 entered into the Cable Car Loan with Cable Car, pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by a promissory note that may be convertible in certain circumstances into shares of our common stock at a conversion price of $2.00 per share, dated March 4, 2024, by and between us and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to us in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of QT Imaging shares of common stock which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of our common stock.

As of June 30, 2024, the outstanding amount of the Cable Car Loan was $1,138,668 net of issuance costs of $361,332.
Related Party Convertible Notes Payable
In July 2020, we issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of June 30, 2024, an aggregate of 247,250 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of June 30, 2024 and December 31, 2023, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $463,629 and $377,772, respectively.
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
Cash Flows
The following table provides information regarding our cash flows for the periods presented:

	For Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(6,955,081)	$(1,521,397)
Net cash used in investing activities	(26,977)	(1,125)
Net cash provided by financing activities	11,398,512	1,303,481
Net increase (decrease) in cash and restricted cash and cash equivalents	$4,416,454	$(219,041)
Net Cash Used In Operating Activities
Net cash used in operating activities was $6,955,081 for the six months ended June 30, 2024 as compared to $1,521,397 for the six months ended June 30, 2023. The primary use of our cash was to fund research and development and general and administrative expenses. Net cash used for the six months ended June 30, 2024 consisted of a net loss of $5,547,464, adjusted for non-cash expenses primarily including depreciation and amortization of $184,775, stock-based compensation of $38,984, fair value of common stock issued in exchange for services and in connection with non-redemption agreements of $3,718,349, issuance of common stock in connection with a stock subscription agreement of $206,000, warrant modification expense of $200,513, non-cash interest of $1,200,670, decrease in warrant liability of $190,819, decrease in derivative liability of $4,712,800, increase in earnout liability of $750,000, and the net change in operating assets and liabilities of $2,792,703. The net change in operating assets and liabilities was primarily due an increase accounts receivable of $669,138, an increase in prepaid expenses and other current assets of $553,691, a decrease in accounts payable of $2,280,535, a decrease in other liabilities of $377,772, and a decrease of deferred revenue of $315,873, partially offset by a decrease in inventory of $1,352,734 and an increase in accrued expenses and other current liabilities of $51,572.

Net cash used for the six months ended June 30, 2023 consisted of a net loss of $3,212,961, adjusted for non-cash expenses including depreciation and amortization of $232,861, stock-based compensation of $417,255, non-cash interest of $21,545, and non-cash operating lease expense of $4,124, and the net change in operating assets and liabilities of $1,023,903. The net change in operating assets and liabilities was primarily due to a decrease in inventory of $53,869, an increase in accounts payable of $785,744, a decrease in other assets of $10,000, and an increase in other liabilities of $238,814, partially offset primarily by an increase in prepaid expenses and other current assets of $40,550 and a decrease in accrued expenses and other current liabilities of $23,974.
Net Cash Used In Investing Activities
Net cash used in investing activities was $26,977 for the six months ended June 30, 2024 as compared to $1,125 for the six months ended June 30, 2023. The use of net cash used in investing activities for both periods was related to the purchase of property and equipment.
Net Cash Provided By Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $11,398,512, primarily due to $10,525,000 of net proceeds received from issuance of long-term debt related to the Yorkville Pre-Paid Advance and the Cable Car Loan, net proceeds of $1,238,530 received from the Merger, and cash proceeds of $500,000 received from issuance of common stock pursuant to a subscription agreement, partially offset by repayment of the bridge loans of $800,000, and repayments against the PPP loans of $65,018.
During the six months ended June 30, 2023, net cash provided by financing activities was $1,303,481, primarily due to $1,017,850 of net proceeds from the sale of QT Imaging common stock and QT Imaging warrants and $350,000 of proceeds received from a related party for the Working Capital Loan, partially offset by repayments against the PPP loans of $64,369.
Future Funding Requirements
We expect to incur increased significant expenses in connection with our ongoing activities, particularly as we continue the research and development of our products and product candidates, seek expanded regulatory clearances for the QT Breast Scanner, and build a U.S. sales and marketing team. As part of the effort to build the sales and marketing capabilities in the United States, QT Imaging entered into the Distribution Agreement, pursuant to which QT Imaging appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Since our consummation of the Merger, we expect to incur additional costs associated with operating as a public company. Our future funding requirements, both short-and long-term, will depend on many factors, including, without limitation:
•Having the cash to repay our debt obligations as they come due;
•Expand our current manufacturing operations and expand existing and build new partnerships with contract manufacturing third-party vendors;
•Purchase inventory for our planned shipments;
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
Critical Accounting and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, and assumptions, including those related to revenue, inventory and income taxes, among others. Our estimates are derived from historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates. In addition, any change in these estimates or their underlying assumptions could have a material adverse effect on our operating results.

We believe that the accounting policies discussed below are critical to the understanding of our historical and future performance, and these accounting policies involve a significant degree of judgment and complexity. For further information, see the notes to our audited consolidated financial statements attached as Exhibit 99.1 to the Amendment No. 1 to the Current Report on Form 8-K/A filed on March 25, 2024.
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
Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The Company adopted this guidance effective January 1, 2024, and there was no material impact on the Company’s condensed consolidated financial statements upon adoption.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

There were no misstatements identified in the condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 as a result of these material weaknesses.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts related to the material weaknesses which we have commenced as described above, there were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the period ending March 31, 2024 (the “March 2024 Quarterly Report”) with the following risk factors. Any of these risk factors disclosed in our Annual Report, the March 2024 Quarterly Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
•the ability to repay our debt cash obligations as they come due;
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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of June 30, 2024 and December 31, 2023, we had a working capital deficit of $5.8 million and $2.5 million, respectively, and an accumulated deficit of approximately $28.5 million and $17.8 million, respectively. For the three months ended June 30, 2024 and 2023, we incurred net losses of approximately $1.2 million and $1.3 million, respectively. For the six months ended June 30, 2024 and 2023, we incurred net losses of approximately $5.5 million and $3.2 million, respectively. For the six months ended June 30, 2024 and 2023, we used cash in operations of $7.0 million and $1.5 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
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
The Company has registered in a resale registration statement on Form S-1 declared effective by the SEC on May 22, 2024, securities held by certain stockholders of the Company which have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of the Registration Rights Agreement. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of shares of common stock to decline.
As restrictions on resale end, the market price of shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.
In addition, the shares of common stock that will be issued upon exercise of stock options already granted pursuant to the terms of, or those shares of common stock reserved for future issuance under the 2024 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans, and may in the future file additional registration statements on Form S-8. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

On August 7, 2024, the closing price of the common stock was $0.4944 per share. The initial public offering price of our units was $10.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share, which has now been adjusted to $2.30 per share.
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

Because the purchase price per share to be paid by Yorkville for the common stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of the common stock prior to each Advance made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this Quarterly Report and prior to any such sales, the number of shares of the common stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any. Under the terms of the SEPA and the Yorkville Note, the floor price, representing the lowest price at which shares may be issued to Yorkville upon conversion of the Yorkville Note, is the volume-weighted average price of the common stock for the five trading days immediately prior to the effectiveness of the registration statement on Form S-1 that we filed to register the shares to be issued pursuant to the SEPA, which effectiveness occurred on May 22, 2024, or $0.8768 per share.
Moreover, although the SEPA provides that we may sell up to an aggregate of $50,000,000 of shares of common stock to Yorkville, only 25,375,000 shares of common stock are being currently registered for resale. If we elect to sell to Yorkville all of the 25,375,000 shares of the common stock being currently registered for resale, depending on the market price of the common stock prior to each advance made pursuant to SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $50,000,000 available to us under the SEPA, which could materially adversely affect our liquidity.
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
Following the declaration by the SEC of our registration statement on Form S-1 on May 22, 2024, we filed a prospectus relating to the common stock issuable upon exercise of the warrants. If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the Warrant Agreement, dated as of September 23, 2021, between GigCapital5 and the Transfer Agent (the “Warrant Agreement”), we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in us may be reduced or the warrants may expire worthless.

Certain of the Company’s warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the common stock.
As of June 30, 2024, 889,364 Private Placement Warrants and Working Capital Note Warrants were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the Private Placement Warrants and the Working Capital Note Warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of common stock of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except with respect to the following, all unregistered sales of equity securities during and since the end of the reporting period have been previously disclosed in Current Reports on Form 8-K.

On April 22, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Sea Otter Trading, LLC (the “Subscriber”). Pursuant to the Subscription Agreement, the Company agreed to issue to the Subscriber, an aggregate of 4,200 shares of common stock in consideration for services rendered by the Subscriber. The issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the 1933 Act and Rule 506(b) of Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act.
Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1†*
Services Agreement, dated as of April 1, 2024 and entered into on April 5, 2024, by and between QT Imaging Center and QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 8, 2024)

10.2*
Data Use and License Agreement, dated April 3, 2024, by and between QT Imaging Center and QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 8, 2024)

10.3*
Space and Equipment Sublease, dated as of April 1, 2024, by and among QT Imaging Holdings, Inc. and QT Imaging Center. (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 19, 2024)

10.4*
Distribution Agreement, dated as of June 18, 2024, by and among QT Imaging Holdings, Inc. and NXC Imaging, Inc. (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on June 25, 2024)

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

QT IMAGING HOLDINGS, INC.

Dated: August 8, 2024	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: August 8, 2024	/s/ Anastas Budagov
Name: Anastas Budagov
Title: Chief Financial Officer