Form 10-Q
period 2024-09-30
QT IMAGING HOLDINGS, INC.
filed 2024-11-13
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 12, 2024, the registrant had 21,825,475 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$1,544,169	$164,686
Restricted cash and cash equivalents	20,000	20,000
Accounts receivable, net	256,886	1,290
Inventory	3,181,554	4,418,197
Prepaid expenses and other current assets	775,585	214,979
Total current assets	5,778,194	4,819,152
Property and equipment, net	122,152	490,920
Intangible assets, net	—	90,139
Operating lease right-of-use assets, net	1,020,947	1,267,121
Other assets	39,150	39,150
Total assets	$6,960,443	$6,706,482
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$768,264	$1,355,512
Accrued expenses and other current liabilities	3,364,217	369,651
Related party notes payable	—	705,000
Current maturities of long-term debt	887,321	4,199,362
Deferred revenue	19,841	347,619
Operating lease liabilities, current	394,208	361,305
Total current liabilities	5,433,851	7,338,449
Long-term debt	3,468,911	95,982
Related party notes payable	5,408,725	3,143,725
Operating lease liabilities	762,904	1,062,633
Warrant liability	9,783	—
Derivative liability	320,900	—
Earnout liability	700,000	—
Other liabilities	507,029	377,772
Total liabilities	16,612,103	12,018,561
Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding		—
Common stock, $0.0001 par value; 500,000,000 and 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 21,441,416 and 9,575,925 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (1)	2,144	958
Additional paid-in capital (1)	22,468,801	12,457,108
Accumulated deficit	(32,122,605)	(17,770,145)
Total stockholders’ deficit	(9,651,660)	(5,312,079)
Total liabilities and stockholders’ deficit	$6,960,443	$6,706,482

(1) Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$955,970	$24,657	$4,032,168	$35,404
Cost of revenue	350,667	23,799	1,792,234	73,497
Gross profit (loss)	605,303	858	2,239,934	(38,093)
Operating expenses:
Research and development	925,214	311,829	2,492,842	1,083,373
Selling, general and administrative	2,007,277	932,124	9,873,029	3,072,720
Total operating expenses	2,932,491	1,243,953	12,365,871	4,156,093
Loss from operations	(2,327,188)	(1,243,095)	(10,125,937)	(4,194,186)
Other income (expense), net	16,995	—	(191,330)	—
Change in fair value of warrant liability	8,805	—	199,624	—
Change in fair value of derivative liability	87,200	—	4,800,000	—
Change in fair value of earnout liability	50,000	—	(700,000)	—
Interest expense, net	(1,455,306)	(132,844)	(3,149,315)	(394,714)
Net loss and comprehensive loss attributable to QT Imaging Holdings, Inc.	(3,619,494)	(1,375,939)	(9,166,958)	(4,588,900)
Less: deemed dividend related to the modification of equity classified warrants	—	—	(5,185,502)	—
Net loss and comprehensive loss attributable to common stockholders	$(3,619,494)	$(1,375,939)	$(14,352,460)	$(4,588,900)

Net loss per share - basic and diluted (1)	$(0.17)	$(0.14)	$(0.77)	$(0.48)
Weighted-average number of common shares used in computing net loss per common share (1)	21,441,416	9,541,643	18,712,468	9,533,185

(1) Amounts for the three and nine months ended September 30, 2023 and before that date differ from those in prior year condensed consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and nine months ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2024	21,441,416	$2,144	$22,341,598	$(28,503,111)	$(6,159,369)
Stock-based compensation	—	—	127,203	—	127,203
Net loss	—	—	—	(3,619,494)	(3,619,494)
Balance, September 30, 2024	21,441,416	$2,144	$22,468,801	$(32,122,605)	$(9,651,660)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2023 (1)	9,541,643	$954	$11,606,468	$(14,884,155)	$(3,276,733)
Stock-based compensation	—	—	195,475	—	195,475
Net loss	—	—	—	(1,375,939)	(1,375,939)
Balance, September 30, 2023	9,541,643	$954	$11,801,943	$(16,260,094)	$(4,457,197)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2024	27,941,290	$27,941	$12,430,125	$(17,770,145)	$(5,312,079)
Reverse recapitalization	(18,365,365)	(26,983)	26,983	—	—
As adjusted, beginning of period (1)	9,575,925	958	12,457,108	(17,770,145)	(5,312,079)
Merger recapitalization	7,898,954	790	(9,269,955)	—	(9,269,165)
Issuance of common stock pursuant to a subscription agreement	200,000	20	705,980	—	706,000
Conversion of a note payable	359,266	36	3,233,352	—	3,233,388
Conversion of a bridge loan	100,000	10	199,990	—	200,000
Net exercise of warrants	5,594	1	(1)	—	—
Issuance of common stock in connection with the Pre-Paid Advance	1,000,000	100	1,866,184	—	1,866,284
Issuance of common stock in connection with the Cable Car Loan	180,000	18	446,315	—	446,333
Issuance of common stock related to non-redemption extension agreements	427,477	42	1,508,951	—	1,508,993
Issuance of common stock related to early investor consideration	150,000	15	529,485	—	529,500
Issuance of common stock to settle transaction expenses	1,544,200	154	5,439,703	—	5,439,857
Stock-based compensation	—	—	166,187	—	166,187
Deemed dividend related to modification of equity classified warrants	—	—	5,185,502	(5,185,502)	—
Net loss	—	—	—	(9,166,958)	(9,166,958)
Balance, September 30, 2024	21,441,416	$2,144	$22,468,801	$(32,122,605)	$(9,651,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and nine months ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2023	27,580,040	$27,580	$10,136,037	$(11,671,194)	$(1,507,577)
Reverse recapitalization	(18,127,929)	(26,635)	26,635	—	—
As adjusted, beginning of period (1)	9,452,111	945	10,162,672	(11,671,194)	(1,507,577)
Sale of common stock and warrants in private offering, net	89,532	9	1,026,541	—	1,026,550
Stock-based compensation	—	—	612,730	—	612,730
Net loss	—	—	—	(4,588,900)	(4,588,900)
Balance, September 30, 2023 (1)	9,541,643	$954	$11,801,943	$(16,260,094)	$(4,457,197)

(1) Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,166,958)	$(4,588,900)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,283	355,682
Stock-based compensation	166,187	612,730
Warrant modification expense	200,513	—
Provision for credit losses	1,290	—
Fair value of common stock issued in exchange for services and in connection with non-redemption agreements	3,718,349	—
Loss on issuance of common stock in connection with a subscription agreement	206,000	—
Non-cash interest	2,404,031	32,319
Non-cash operating lease expense	(20,652)	(6,184)
Loss on disposal of assets	—	124
Change in fair value of warrant liability	(199,624)	—
Change in fair value of derivative liability	(4,800,000)	—
Change in fair value of earnout liability	700,000	—
Changes in operating assets and liabilities:
Accounts receivable	(256,886)	(18,511)
Inventory	1,525,857	42,252
Prepaid expenses and other current assets	(459,804)	(52,382)
Other assets	—	10,000
Accounts payable	(2,061,853)	935,742
Accrued expenses and other current liabilities	(768,614)	411,356
Deferred revenue	(327,778)	300,000
Other liabilities	129,257	—
Net cash used in operating activities	(8,806,402)	(1,965,772)

Cash flows from investing activities:
Purchases of property and equipment	(34,590)	(25,995)
Net cash used in investing activities	(34,590)	(25,995)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	—	1,017,850
Proceeds from issuance common stock pursuant to subscription agreement	500,000	—
Proceeds from long-term debt, net of issuance costs	10,525,000	—
Repayment of long-term debt	(1,243,055)	(96,669)
Repayment of bridge loans	(800,000)	—
Proceeds from related party payable	—	650,000
Proceeds from the Merger, net of transaction costs	1,238,530	—
Net cash provided by financing activities	10,220,475	1,571,181
Net increase (decrease) in cash and restricted cash and cash equivalents	1,379,483	(420,586)
Cash and restricted cash and cash equivalents, beginning of year	184,686	475,076
Cash and restricted cash and cash equivalents, end of year	$1,564,169	$54,490
Supplemental disclosure of cash flow information:
Cash paid for interest	$537,571	$—
Supplemental disclosures of noncash investing and financing activities:
Fair value of embedded derivatives upon issuance of convertible debt	$5,120,900	$—
Fair value of common stock issued with convertible debt	2,312,617	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Transfer of equipment to inventory	289,214	—
Transfer of inventory to property and equipment	—	262,116
Extinguishment of accrued expenses in exchange for common stock	3,760,000	—
Debt discount included in accrued expenses	40,740	—
Conversion of long-term debt into common stock	3,433,388	—
Deemed dividend	5,185,502	—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Accordingly, certain information related to significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of QT Imaging for the year ended December 31, 2023 and the related notes which provide a more complete discussion of the Company's accounting policies and certain other information. The December 31, 2023 condensed consolidated balance sheet was derived from QT Imaging's audited consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's condensed consolidated results for the periods presented. The condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $32,122,605 as of September 30, 2024. During the nine months ended September 30, 2024, the Company incurred a net loss of $9,166,958 and used $8,806,402 of cash in operating activities, which includes repayment of net liabilities assumed from the Business Combination. The Company expects to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.
In connection with the Business Combination, the Company entered into various agreements to obtain financing through the issuance of debt and through stock subscription agreements. On March 4, 2024, the Company received the Pre-Paid Advance (as defined in Note 2), net of issuance costs, of $9,025,000 from YA II PN, LTD (“Yorkville”) pursuant to the Standby Equity Purchase Agreement (the “SEPA”) and issued Yorkville a promissory note (the “Yorkville Note”) in the amount of $10.0 million for such Pre-Paid Advance, $500,000 of cash proceeds from an investor related to a stock subscription agreement, and $1,500,000 in cash proceeds through a note payable from Funicular Funds, LP. See Note 8. Long-Term Debt. The SEPA provides the Company with access to an additional $40 million of potential capital through the issuance of common stock to Yorkville. During the time the Company has a balance under the Yorkville Note, additional advances under the SEPA can be received with written consent of Yorkville or upon a Trigger Event (as defined in Note 8) which, following the effectiveness of the Registration Statement on Form S-1 that the Company filed to register the shares to be issued pursuant to the SEPA, occurs when the daily volume-weighted average price is less than the Floor Price (as such term is defined in the Yorkville Note) for five consecutive trading days, which prior to October 31, 2024, was $0.8768 per share. As previously disclosed in a Current Report on Form 8-K with the SEC on September 13, 2024, a Trigger Event occurred on September 11, 2024, following which on September 13, 2024, the Company made a payment to Yorkville on the Yorkville Note of $1,521,581 which included $1,145,407 as repayment of principal. Additionally, and as previously disclosed in a Current Report on Form 8-K with the SEC on September 30, 2024, the Company and Yorkville executed an amendment on September 26, 2024 to extend the maturity date of the Yorkville Note from June 4, 2025 to December 15, 2025 and decreased the monthly principal payment obligations of $500,000 related to the Trigger Event beginning on January 15, 2025 (see Note 8 for more detail). Subsequently, on October 31, 2024, the Company and Yorkville executed a second amendment to extend the maturity date of the Yorkville Note to March 31, 2026 and reduced the Floor Price to $0.50 per share. On November 4, 2024, Yorkville converted $254,593 in principal amount of the Yorkville Note, and following this conversion and the prior repurchase of principal, the remaining principal balance of the Yorkville Note is $8.6 million (see Note 16). Subsequent to the date of these condensed consolidated financial statements, the Company executed a securities purchase agreement with related parties for the issuance of shares of common stock plus warrants for the purchase of common stock as a Private Investment in Public Equity (the “PIPE”) with an aggregate purchase price of $2.56 million, the closing of which will occur by November 29, 2024. Management believes that the additional cash received from the PIPE and the financing arrangement under the SEPA and the Yorkville Note will be sufficient to fund the Company’s current operating plan for at least the next 12 months.
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

Significant customers represent 10% or more of the Company’s total revenue or accounts receivable, net balance for the period ended as of each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

			Revenue
	Accounts Receivable, Net		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
Customers:
Customer A	96%	*	96%	*	65%	*
Customer B	*	*	*	*	23%	*
Customer C	*	*	*	*	10%	*
Customer D, related party	*	*	*	*	*	18%
Customer E	*	*	*	*	*	14%
Customer F	*	100%	*	*	*	*
Customer G	*	*	*	77%	*	54%
Customer H	*	*	*	16%	*	11%
	96%	100%	96%	93%	98%	97%

*Total less than 10% for the period.

There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer which is a party to a contract with the Company under which the Company derives revenue terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods. However, as the Company has entered into a Distribution Agreement with NXC Imaging, Inc. (“NXC”) on June 18, 2024, by which the Company appointed NXC as the exclusive reseller to market, advertise, and resell certain equipment in the U.S. and U.S. territories, the Company expects that NXC will make up a significant portion of revenues in each period in which such Distribution Agreement is in effect. Customer A in the concentration table above is NXC, which resold the Company’s scanner to two clinics during the three months ended September 30, 2024 and six clinics during the nine months ended September 30, 2024.

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

Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company had restricted cash equivalents of $20,000 as of September 30, 2024 and December 31, 2023.
Restricted Cash
Restricted cash is comprised of cash held in an account subject to a collateral agreement to be used for the Company’s corporate credit card program.
Accounts Receivable, Net
Accounts receivable are carried at the amount due. Accounts receivable are written off when management deems all realistic efforts to collect the amount outstanding have been exhausted. A provision for credit losses is estimated by management based on evaluations of its historical bad debt and current collection experience. As of September 30, 2024 and December 31, 2023, an allowance for credit losses was not required. Write-offs of accounts receivable were not significant during the three and nine months ended September 30, 2024 and 2023.
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
Leases
The Company primarily enters into leases for office space that are classified as operating leases. The Company determines if an arrangement is or contains a lease at inception. The Company accounts for leases by recording right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets in the captions operating lease right-of-use assets, net and operating lease liabilities, respectively. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise. The Company’s leases do not include substantial variable payments based on an index or rates. The Company’s lease agreements do not contain any significant residual value guarantees or material restrictive covenants.
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
The Company did not have any finance leases as of September 30, 2024 or December 31, 2023.

Intangible Assets, Net
The Company’s intangible assets are comprised of patents with a useful life of 12 years. Patents are amortized on a straight-line basis over their useful life.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of an asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Management has reviewed the Company’s long-lived assets and recorded no impairment charge for the three and nine months ended September 30, 2024 and 2023.
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
All of the revenue recognized by the Company during the three and nine months ended September 30, 2024 and 2023 was recognized at a point in time.
Revenue recognized during the three and nine months ended September 30, 2024 and 2023 is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product	$917,238	$6,634	$3,882,039	$12,881
Service	38,732	18,023	150,129	22,523
	$955,970	$24,657	$4,032,168	$35,404
Revenue recognized by geography during the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$942,265	$20,759	$4,000,590	$31,506
International	13,705	3,898	31,578	3,898
	$955,970	$24,657	$4,032,168	$35,404
The Company had no contract assets as of September 30, 2024 and December 31, 2023. The Company had contract liabilities of $19,841 as of September 30, 2024, which are expected to be fully recognized as revenue in 2024. The Company had contract liabilities of $347,619 as of December 31, 2023. Revenue recognized during the three and nine months ended September 30, 2024 that was previously included in contract liabilities as of December 31, 2023 was $11,905 and $27,778, respectively, while a $300,000 customer deposit previously deferred was refunded due to an order cancellation during the nine months ended September 30, 2024.
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
Research and Development Costs
Research and development costs incurred by the Company include salaries, purchased services, operating materials and supplies, depreciation, and amortization, and are expensed as incurred. These costs amounted to $925,214 and $311,829 for the three months ended September 30, 2024 and 2023, respectively, and $2,492,842 and $1,083,373 for the nine months ended September 30, 2024 and 2023, respectively.
Advertising
Advertising and promotion costs are expensed as incurred. Advertising expenses were not significant for the three and nine months ended September 30, 2024 and 2023.
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In accordance with this accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the three and nine months ended September 30, 2024 and 2023.
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
Comprehensive Loss
Comprehensive loss is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for three and nine months ended September 30, 2024 and 2023.
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

Reconciliation of net loss per share for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to QT Imaging Holdings, Inc.	$(3,619,494)	$(1,375,939)	$(9,166,958)	$(4,588,900)
Deemed dividend related to the modification of equity classified warrants	—	—	(5,185,502)	—
Net loss attributable to common stockholders	$(3,619,494)	$(1,375,939)	$(14,352,460)	$(4,588,900)
Weighted-average number of common shares used in computing net loss per common share (1)	21,441,416	9,541,643	18,712,468	9,533,185
Net loss per share - basic and diluted (1)	$(0.17)	$(0.14)	$(0.77)	$(0.48)
The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Common stock warrants (1)	23,889,364	401,389
Potential shares from Pre-Paid Advance	10,126,981	—
Merger consideration earnout shares	9,000,000	—
Potential shares from Cable Car Loan	750,000	—
Potential shares from convertible notes (1)	250,224	254,328
Contingently issuable shares to GigCapital5 stockholders (1)	—	260,419
Options outstanding (1)	2,072,000	1,350,432
	46,088,569	2,266,568
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
In September 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the condensed consolidated financial statements and related disclosures.

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

Merger Related Activities
On November 15, 2023, GigCapital5, QT Imaging and Yorkville, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP, entered into the SEPA. Upon the closing of the Merger, the Company has the right, provided there is no balance outstanding under the Yorkville Note (as defined below) or, if there is a balance outstanding under a Yorkville Note, with Yorkville’s prior written consent, or upon the occurrence of certain trigger events, to issue and sell to Yorkville, and Yorkville shall purchase from the Company, up to $10,000,000 in aggregate gross purchase price (the “Commitment Amount”) of newly issued shares of the common stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice” and the date on which the Company is deemed to have delivered an Advance Notice, the “Advance Notice Date”). As consideration for a payment of $10,000,000 (the “Pre-Paid Advance”) received on March 4, 2024, the Company issued the Yorkville Note, which was issued with a 6% original issue discount. The Yorkville Note for the Pre-Paid Advance was originally due 15 months from the date of issuance, and interest accrues on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default. The Yorkville Note is convertible by Yorkville into shares of the Company’s common stock. On March 4, 2024, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of the Company which converted in the aggregate into 1,000,000 shares of the Company's common stock (the “Company Shares”) upon the completion of the Merger. See Note 8.

In February 2024, GigCapital5 and QT Imaging entered into a Note Purchase Agreement (the “Cable Car Loan”) with Funicular Funds, LP (“Cable Car”), pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by a promissory note that may be convertible in certain circumstances into shares of the Company's common stock at a conversion price of $2.00 per share (the “Loan”), dated March 4, 2024, by and between QT Imaging and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. On March 4, 2024, as full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of the Company which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of the Company's common stock. See Note 8.

In February 2024, GigCapital5 and QT Imaging (together the “parties”) entered into a subscription agreement with William Blair & Co., L.L.C. (“William Blair”) for the purchase of shares of common stock of QT Imaging. Pursuant to the subscription agreement, QT Imaging issued to William Blair in satisfaction of certain fees owed to William Blair for its services to the parties, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 740,000 shares of the Company’s common stock. The issuance of these shares settled $2,410,000 of net assumed liabilities from the business combination with an additional transaction cost expense of $202,200 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.
In February 2024, the parties agreed to amend one of the non-redemption agreements that were entered into in September 2023 (“September 2023 Non-Redemption Agreements”), pursuant to which, and in addition to the Company’s common stock issuable Mizuho Securities USA, LLC (“Mizuho”) under the September 2023 Non-Redemption Agreement, Mizuho received from QT Imaging, in exchange for $250,000 of services rendered by Mizuho, that number of QT Imaging’s common stock that converted in accordance with the terms of the Business Combination Agreement into 100,000 shares of the Company’s common stock. The issuance of these shares settled

$250,000 of net assumed liabilities from the business combination with an additional transaction expense of $103,000 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.
In February 2024, QT Imaging and GigCapital5 entered into two additional subscription agreements with each of Donnelley Financial Solutions, LLC (“DFIN”) and IB Capital LLC (“iBankers”), dated as of February 23, 2024 and February 22, 2024, respectively (together, the “Subscription Agreements”), for the purchase of shares of common stock of QT Imaging. Pursuant to the Subscription Agreements, QT Imaging issued to each of DFIN and iBankers in satisfaction of $500,000 and $600,000 of fees owed to DFIN and iBankers, respectively, for their services, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 200,000 and 240,000 respective shares of the Company’s common stock. The issuance of these shares settled $1,100,000 of net assumed liabilities from the business combination with an additional transaction expense of $453,200 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.
In February 2024, QT Imaging and LionBay Ventures (“LionBay”) entered into a Settlement and Termination Agreement (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, QT Imaging terminated its Service Agreement with LionBay dated May 18, 2021 and the First Amendment of the Service Agreement dated September 9, 2021 (collectively as “Service Agreement”). In exchange for the termination of the Service Agreement and the termination of options to purchase 17,000 shares of common stock with a strike price of $8.50 per option that were issued as part of the Service Agreement, QT Imaging agreed to issue that number of shares that converted into 10,000 shares of the Company’s common stock. The issuance of these shares resulted in an additional transaction expense of $35,300 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.
In February 2024, QT Imaging received $500,000 in exchange for that number of shares that converted into 200,000 shares of the Company's common stock in accordance with the terms of the subscription agreement and Business Combination Agreement. The issuance of these shares resulted in an additional transaction expense of $206,000 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.
Pursuant to an amendment dated December 13, 2023, between QT Imaging and Exit Strategy Partners, LLC (“Advisor”), the Company agreed to pay for Advisor’s services in exchange for that number of shares that converted into 250,000 shares of the Company’s common stock and a total cash amount of $225,000, of which $125,000 was paid on the closing of the Business Combination on March 4, 2024 and the remaining $100,000 is due on the first anniversary of the closing of the Business Combination, which is recorded in accrued expenses and other current liabilities within the condensed consolidated balance sheet as of September 30, 2024. The total cash consideration and issuance of shares related to this amendment resulted in a transaction expense of $1,107,500 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.
On March 4, 2024, as consideration for the September 2023 Non-Redemption with certain GigCapital5 stockholders (“Non-Redeeming Stockholders”), QT Imaging issued that number of shares that converted into 427,477 shares of the Company’s common stock to the Non-Redeeming Stockholders. The issuance of these shares resulted in a transaction expense of $1,508,994 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.
On March 4, 2024, the Company issued to subscribers to the Stock Subscription Agreements entered into in November 2023 equal to that number of shares that resulted in such parties as stockholders of QT Imaging receiving pursuant to the Business Combination Agreement 150,000 shares of the Company's common stock. The issuance of these shares resulted in a transaction expense of $529,500 recorded as selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2024. No transaction expense related to this agreement was recorded during the three months ended September 30, 2024.

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

2025 Earnout Shares

Promptly following the date on which the Company files its Quarterly Report on Form 10-Q with respect to its fiscal quarter ended September 30, 2025 with the SEC, an aggregate of 2,500,000 Merger Consideration Earnout Shares (the “2025 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, during the twelve months ended September 30, 2025, (A) the Company achieves annual revenue of at least $17,100,000 as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such twelve month period, and (B) the Company makes at least four placements of its breast scanning systems in the United States; provided, that the 2025 Earnout Shares shall increase by 500,000 (to an aggregate of 3,000,000) Merger Consideration Earnout Shares if at least one of the following milestones is achieved: (x) on or prior to such filing date, the Company has obtained a formal FDA clearance for a new indication for use of its breast scanning systems (other than any indication obtained prior to the beginning of the twelve months ended September 30, 2025), which remains in full force and effect as of such filing date; or (y) the Company achieves clinical-quality patient images with the Company’s open angle scanner no later than the filing date of the Quarterly Report on Form 10-Q for the third quarter of 2025.

2026 Earnout Shares

Promptly following the date on which the Company files its Quarterly Report on Form 10-Q with respect to its fiscal quarter ended September 30, 2026 with the SEC, an aggregate of 2,500,000 Merger Consideration Earnout Shares (the “2026 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, during the twelve months ended September 30, 2026, (A) the Company has revenue of at least $30,000,000 as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such twelve month period, or (B) the VWAP of shares of common stock equals or exceeds $15.00 per share for twenty (20) of any thirty (30) consecutive trading days on the Nasdaq exchange; provided, that the 2026 Earnout Shares shall increase by 500,000 (to an aggregate of 3,000,000) Merger Consideration Earnout Shares if at least one of the following milestones is achieved on or prior to such filing date: (x) the Company has obtained a formal FDA clearance of its open angle scanner, which remains in full force and effect as of such filing date; or (y) the Company receives net positive results in bona fide clinical trials, conducted in accordance with generally accepted industry standards, for its open angle scanner, as reported no later than the filing date of the Quarterly Report on Form 10-Q for the third quarter of 2026.

The Company recorded a liability of $700,000 related to the Merger Earnout Consideration Shares within the condensed consolidated balance sheet as of September 30, 2024. See Note 3.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2024	December 31, 2023
Assets:
Certificate of deposit	2	$20,000	$20,000
Liabilities:
Warrant liability	2	$9,783	$—
Earnout liability	3	$700,000	$—
Derivative liability	3	$320,900	$—
Warrant Liability
The Company has determined that the warrants that were a constituent part of (i) the private placement units that were issued in a private placement sale by GigCapital5 prior to the Merger (“Private Placement Warrants”) and (ii) the private placement units that were issued upon conversion of working capital notes issued by GigCapital5 prior to the Merger, which conversion occurred concurrent with the Merger (“Working Capital Note Warrants”) are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). The Company determined that the fair value of each Private Placement Warrant and the Working Capital Note Warrants approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants and Working Capital Note Warrants are valued upon observable data and have been classified as Level 2 financial instruments. As of September 30, 2024, a total of 889,364 Private Placement Warrants and Working Capital Note Warrants were outstanding at an approximate fair value of $0.011 per warrant. See Note 11.
The activity for the fair value of the warrant liability during the three and nine months ended September 30, 2024 was as follows:

Warrant Liability
Beginning balance, January 1, 2024	$—
Net liabilities assumed from GigCapital5	8,894
Change in fair value	23,123
Ending balance, March 31, 2024	32,017
Increase due to warrant modification	200,513
Change in fair value	(213,942)
Ending balance, June 30, 2024	18,588
Change in fair value	(8,805)
Ending balance, September 30, 2024	$9,783
The effect of the modification of the Private Placement Warrants and the Working Capital Note Warrants as further described in Note 11 was included within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024.

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

Significant assumptions used in the valuation of the fair value of the earnout liability as of issuance on March 4, 2024 and as of September 30, 2024 were as follows:

	March 4, 2024	September 30, 2024
Fair value of common stock	$3.53	$0.71
Volatility of revenue	26.0%	23.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	4.5%	3.7%
Risk premium	2.5%	3.3%
Cost of debt	15.5%	15.5%
Credit risk spread	11.0%	11.9%
Equity volatility	130.0%	115.0%
The activity for the fair value of the earnout liability for the three and nine months ended September 30, 2024 was as follows:

Earnout Liability
Beginning balance, January 1, 2024	$—
Change in fair value	1,060,000
Ending balance, March 31, 2024	1,060,000
Change in fair value	(310,000)
Ending balance, June 30, 2024	750,000
Change in fair value	(50,000)
Ending balance, September 30, 2024	$700,000

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

Significant assumptions used in the valuation of the fair value of the derivative liability as of issuance on March 4, 2024 and as of September 30, 2024 were as follows:

	March 4, 2024	September 30, 2024
Fair value of common stock	$3.53	$0.71
Term in years	1.25	1.23
Volatility	130.0%	115.0%
Risk-free rate	4.9%	3.9%
Debt discount	30.0%	30.0%
The activity for the fair value of the derivative liability during the three and nine months ended September 30, 2024 was as follows:

Derivative Liability
Beginning balance, January 1, 2024	$—
Fair value at issuance	5,120,900
Change in fair value	(2,983,100)
Ending balance, March 31, 2024	2,137,800
Change in fair value	(1,729,700)
Ending balance, June 30, 2024	408,100
Change in fair value	(87,200)
Ending balance, September 30, 2024	$320,900
4.    Inventory
Inventory consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Raw materials	$2,600,114	$2,529,364
Work in process	74,540	1,627,802
Finished Goods	506,900	261,031
Total	$3,181,554	$4,418,197
5.    Property and Equipment, Net
Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023:

	Useful Life	September 30, 2024	December 31, 2023
Scanners	5 Years	$2,254,548	$3,309,957
Computer and lab equipment	3-5 Years	1,384,307	1,359,491
Leasehold improvements	Various	421,266	421,266

Software	3 Years	50,374	40,599
Furniture and fixtures	7 Years	82,336	82,336
		4,192,831	5,213,649
Less: accumulated depreciation		(4,070,679)	(4,722,729)
		$122,152	$490,920
Depreciation expense was $19,508 and $76,351 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $114,144 and $216,272 for the nine months ended September 30, 2024 and 2023, respectively.
6.    Intangible Assets, Net
Intangible assets, net consisted of the following as of September 30, 2024:

	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life Remaining
Patents	12 Years	$2,230,570	$2,230,570	$—	0.00 Years
Intangible assets, net consisted of the following as of December 31, 2023:

	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life Remaining
Patents	12 Years	$2,230,570	$2,140,431	$90,139	0.50 Years
Amortization expense was $0 and $46,470 for each of the three months ended September 30, 2024 and 2023. Amortization expense was $90,139 and $139,410 for each of the nine months ended September 30, 2024 and 2023.
7.    Balance Sheet Details
Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Prepaid insurance	$432,170	$9,808
Other	343,415	205,171
Total	$775,585	$214,979

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued legal	$1,900,000	$24,729
Accrued personnel costs	899,796	120,856
Accrued excise taxes	202,341	—
Accrued advisory fee	100,000	—
Other	262,080	224,066
Total	$3,364,217	$369,651
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
The remaining balance of Loan 1 of $285,115 is payable in monthly installments of $6,400, including interest at 1%, beginning August 5, 2021, with the final payment due May 5, 2025. As of September 30, 2024, the total principal outstanding under Loan 1 was $51,008, all of which was current. As of December 31, 2023, the total principal outstanding under Loan 1 was $107,979, of which $76,058 was current and $31,921 was noncurrent.
The remaining balance of Loan 2 of $228,019 is payable in monthly installments of $4,605, including interest at 1%, beginning December 27, 2021, with the final payment due February 27, 2026. As of September 30, 2024, the total principal outstanding under Loan 2 was $77,691, of which $54,725 was current and $22,966 was noncurrent. As of December 31, 2023, the total principal outstanding under Loan 2 was $118,369, of which $54,308 was current and $64,061 was noncurrent.
Interest expense for Loan 1 and Loan 2 for the three months ended September 30, 2024 and 2023 was $384 and $716, respectively. Interest expense for Loan 1 and Loan 2 for the nine months ended September 30, 2024 and 2023 was $1,397 and $2,377, respectively.
The SBA may undertake a review of a loan of any size during the six-year period following forgiveness or repayment of the loan. The review may include the loan forgiveness application, as well as whether the Company received the proper loan amount. The timing and outcome of any SBA review is not known.
Convertible Notes Payable
In June 2021, the Company entered into a convertible promissory note agreement (the “Note”) with USCG for advances of up to $10,000,000. The Company could have made advances on the Note up to six months after the inception of the Note unless extensions for advances were mutually agreed between both parties. The Note bore interest at 12% per annum on any amounts drawn with a maturity date of July 6, 2024. The Note was collateralized by all assets of the Company and was guaranteed by QT Labs. The terms of the Note include non-financial covenants and, as of March 4, 2024 when the Note converted, the Company was in compliance with those covenants. Through December 31, 2023, the Company issued warrants in connection with the note to purchase a total of 5,091 shares of common stock which 3,540 shares are exercisable at a price of $12.40 per share and 1,551 shares are exercisable at a price of $11.67 per share. The fair value of the warrants, along with financing fees, were recorded as debt issuance costs and presented in the condensed consolidated balance sheets as a deduction from the carrying amount of the Note. On March 4, 2024, these warrants were terminated in accordance with the Business Combination Agreement.
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

In November 2023 and in connection with the Fourth Amendment and issuance of the senior secured convertible promissory note to US Capital as part of the Securities Purchase Agreement as described below (the “US Capital Note”), the outstanding loan balances of the Note of $2,495,000 with accrued interest of $635,854 were considered extinguished. In November 2023, the Company recorded $376,086 as a loss on extinguishment in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss, and includes a commission paid of $20,000, remaining unamortized debt issuance costs on the Note of $32,828 and the fair value of warrants to purchase 16,320 shares of common stock of $156,505.
As of December 31, 2023, the total Note and US Capital Note balance was $3,294,659 net of unamortized debt issuance costs of $36,194, and accrued interest of $50,037. Interest expense, including amortization of debt issuance costs, for the three and nine months ended September 30, 2024 was $0 and $88,692, respectively. Interest expense, including amortization of debt issuance costs, for the three and nine months ended September 30, 2023 was $86,238 and $256,253, respectively.
On March 4, 2024, the Note principal and related accrued interest balance of $3,233,388 and the US Capital Note principal balance of $200,000 was converted into 359,266 and 100,000 shares of common stock, respectively.

Additionally, warrants to purchase 16,320 shares of the Company's common stock were net settled into 5,594 shares of common stock.

Bridge Loan
In November 2023, the Company entered into a Securities Purchase Agreement and raised a private secured convertible bridge financing in the aggregate amount of $1,000,000 (“Bridge Loan”) from five investors (“Bridge Lenders”). Each Bridge Loan of $200,000 bore no interest but had a cash option value at the date of maturity of 120%, or $240,000, of the Bridge Loan at each Bridge Lender’s option. The maturity date was the closing date of the Business Combination as defined in Note 1. The Bridge Loan conversion price was at $2.00 per share on a post-business combination. On March 4, 2024, four of the five Bridge Loan holders elected the cash option and were paid an aggregate of $960,000 on the Merger Date. Interest expense related to the payment premium was $0 and $160,000 for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2024, there was no amount outstanding for the Bridge Loan. As of December 31, 2023, the outstanding amount of the Bridge Loan, excluding the US Capital Note, was $774,337, net of unamortized debt issuance costs of $25,663. Interest expense from the amortization of debt issuance costs for the three and nine months ended September 30, 2024 was $0 and $25,663, respectively.

Yorkville Pre-Paid Advance
On March 4, 2024, the Company received the Pre-Paid Advance of $10,000,000 from Yorkville and issued Yorkville the Yorkville Note in the amount of $10,000,000 for such Pre-Paid Advance that was originally due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of the Company's common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of QT Imaging which converted in the aggregate into 1,000,000 shares of the Company's common stock upon the completion of the Business Combination. In accordance with Accounting Standards Codification (“ASC”) 470-20, the proceeds of $10,000,000 were recorded between the promissory note and common stock less debt origination costs of $975,000, consisting of a $375,000 commitment fee for the SEPA and an original issue discount of 6% for the Yorkville Note, on a relative fair value basis. Expenses related to a structuring fee was $0 and $20,000 for the three and nine months ended September 30, 2024, respectively, and was included in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. As noted in Note 3, the Pre-Paid Advance contained Derivatives that were bifurcated and recorded a separate instrument. The initial value of the Derivatives of the $5,120,900 was recorded as a debt discount against the Pre-Paid Advance.
Under the terms of the original Yorkville Note, a “Trigger Event” shall occur if the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Trigger” and the last such day of such occurrence, a “Trigger Date”). If, at any time six months after the issuance of the Yorkville Note, a Trigger Event occurs, then the Company will be obligated to make monthly payments in an amount equal to the sum of (i) $1,500,000 of principal in the aggregate among all promissory notes issued to Yorkville (or the outstanding principal if less than such amount) (the “Triggered Principal Amount”), plus (ii) a payment premium of 5% in respect of such Triggered Principal Amount, and (iii) accrued and unpaid interest hereunder as of each payment date beginning on the 5th trading day after the Trigger Date and continuing on the same day of each successive calendar month to Yorkville pursuant to the terms of the Yorkville Note. However, in the event that the Company shall be required to make such cash payments to Yorkville under the Yorkville Note as a result of the occurrence of a Trigger Event, the Company shall be entitled upon written notice to Yorkville, to direct that Yorkville (i) if Yorkville has sold the Company Shares that it received upon the completion of the Merger to apply, in accordance with the terms of the Yorkville Note, up to 50% of Yorkville’s net sale proceeds of the Company Shares to satisfy, in part or in whole, the Triggered Principal Amount of such cash payments due to Yorkville or (ii) or if Yorkville has not sold the Company Shares, to apply up to 50% of the value of the Company Shares on such date the cash payment is due based on the VWAP as quoted by Bloomberg LP of the Company Shares as an offset of the Triggered Principal Amount of the cash payments due to Yorkville. The obligation of the Company to make monthly prepayments due to the occurrence of a Floor Price Triger shall cease (with respect to any payment that has not yet come due) if any time after the Trigger Date (a) the Company reduces the Floor Price to an amount that is at least 50% of the daily VWAP of the common stock or (b) the daily VWAP is greater than 110% of the Floor Price for a period of five consecutive trading days, unless a subsequent Trigger Event occurs. Furthermore, within one trading day of a Floor Price Trigger that remains after application of all amounts related to the Company Shares as described above, the Company shall reduce the Floor Price to an amount that is at least 50% of the daily VWAP of the common stock, and provide Yorkville written confirmation of such reduction of the Floor Price or be obligated to make the above monthly cash payments.

Following the effectiveness of the Registration Statement on Form S-1 that the Company filed to register the shares to be issued pursuant to the SEPA, the Floor Price for Yorkville was $0.8768 per share (See Note 16 for current Floor Price). For the first five trading days commencing after six months after the issuance of the Yorkville Note, which ended on September 11, 2024, the daily VWAP of the common stock was less than the Floor Price, and as a result, September 11, 2024 constitutes a Trigger Date, and on that Trigger Date, a Trigger Event occurred due to a Floor Price Trigger. Accordingly, on September 13, 2024, the Company made the initial payment due to Yorkville as a result of the Trigger Event that occurred on September 11, 2024 in an amount totaling $1,521,581, the calculation of which reflects a reduction to the Triggered Principal Amount by 50% of the net sale proceeds of the Company Shares by Yorkville following the closing of the Business Combination. The total payment of $1,521,581 comprised of $1,145,407 of principal, $318,904 of accrued interest, and $57,270 of 5% early payment premium. The Company recognized the 5% early payment premium as interest expense within the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2024.

On September 26, 2024, the Company and Yorkville entered into an Omnibus Amendment (the “Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to amend certain terms of the Yorkville Note to reduce the Company’s obligations resulting from the occurrence of the Trigger Event. Pursuant to the Omnibus Amendment, the maturity date of the Yorkville Note was extended approximately six months from June 4, 2025 to December 15, 2025. Further, the Omnibus Amendment acknowledges the Company’s obligation to make monthly payments to Yorkville in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and revised the Yorkville Note to provide that no further monthly payments will be owed during the period beginning on the date of the Omnibus Amendment and ending on January 15, 2025. In exchange for this relief, beginning on January 15, 2025, and continuing on the same day of each successive calendar month until and including November 15, 2025, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company will make monthly payments in an amount equal to $500,000 plus the payment premium of 5% plus accrued and unpaid interest under the Yorkville Note as of each such payment date. Such monthly payments will not be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the VWAP as quoted by Bloomberg, LP. The Omnibus Amendment also provided that 100% of the proceeds of the sale of the remaining 400,000 Company Shares held at the time of entry into the Omnibus Amendment by Yorkville shall be retained by Yorkville and shall not be used to offset or reduce any amounts owed under the Yorkville Note, or to otherwise benefit the Company in any way. The Omnibus Amendment also provides that in the event that the Company’s common stock is delisted from trading on the Nasdaq Stock Market, Yorkville consents to the occurrence of such delisting from the Nasdaq Stock Market, if it is to happen, and that it will not constitute an Event of Default as defined per the Omnibus Amendment, provided that (i) the Company uses its best efforts to have its common stock relisted on the Nasdaq Stock Market as soon as possible and (ii) the Company’s common stock is listed on the OTC Markets’ OTCQX market tier within 30 days in the event that a delisting from the Nasdaq Stock Market occurs. The Omnibus Amendment was accounted for as a troubled debt restructuring, resulting in a prospective adjustment to the effective interest rate in accordance with ASC 470-60.
As of September 30, 2024, the outstanding amount of the Yorkville Note was $2,980,159 net of the unamortized debt discount of $5,874,434, and accrued interest of $24,744. Interest expense, including amortization of debt issuance costs, for the three and nine months ended September 30, 2024 was $1,244,332 and $2,431,398, respectively.

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
As of September 30, 2024, the outstanding amount of the Cable Car Loan was $1,247,374, net of unamortized issuance costs of $252,626. Interest expense, including amortization of debt issuance costs, for the three and nine months ended September 30, 2024 was $108,706 and $234,445, respectively.
Future principal payments on the long-term debt as of September 30, 2024 are as follows:

Year ending December 31:
2024 (remaining)	$32,718
2025	10,441,377
2026	9,197
Total payments	10,483,292
Less: Unamortized debt issuance costs	(6,127,060)
Less: Current maturities of long-term debt	(887,321)
Long-term debt	$3,468,911
9.    Leases
The Company leases its operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects the Company’s ROU assets and lease liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Assets:
Operating lease ROU assets, net	$1,020,947	$1,267,121
Liabilities:
Operating lease liabilities, current	$394,208	$361,305
Operating lease liabilities	762,904	1,062,633
	$1,157,112	$1,423,938

The following table presents supplemental cash flow information related to the Company’s operating leases for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash flows from operating leases	$116,994	$110,278	$345,302	$330,833

As of September 30, 2024, the maturity of operating lease liabilities was as follows:

Year ending December 31:
2024 (remaining)	$116,994
2025	476,164
2026	490,449
2027	206,864
Total payments	1,290,471
Less: Interest	(133,359)
Present value of obligations	$1,157,112

The operating lease expense for the three months ended September 30, 2024 and 2023 was $113,748 and $113,536, respectively, of which $5,532 and $5,319, respectively, were related to leases with a term of less than 12 months. The operating lease expense for the nine months ended September 30, 2024 and 2023 was $341,031 and $340,354, respectively, of which $16,383 and $15,705, respectively, were related to leases with a term of less than 12 months.
As of September 30, 2024, the weighted-average remaining lease term was 2.7 years and the weighted-average discount rate was 8% for the nine months ended September 30, 2024. As of September 30, 2023, the weighted-average remaining lease term was 3.7 years and the weighted-average discount rate was 8% for the nine months ended September 30, 2023.

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
Common stock reserved for future issuance as of September 30, 2024 is as follows:

Common stock warrants	23,889,364
Potential shares from Pre-Paid Advance	10,126,981
Merger earnout consideration shares	9,000,000
Options outstanding under the 2024 Incentive Plan	2,072,000
Options available under the 2024 Incentive Plan	286,093
Potential shares from Cable Car Loan	750,000
Potential shares from convertible notes	250,224
46,374,662
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding. The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of preferred stock could have the effect of decreasing the trading price of common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.

QT Imaging Private Placement Warrants
In November 2022, the Company initiated an offering to sell to a select group of accredited investors only, on a private placement basis, 342,703 units for a purchase price of $11.67 per unit (the “Units”), each Unit consisting of one share of common stock and one warrant to purchase one share of common stock (the “QT Imaging Private Placement Warrants”) with an exercise price of $11.67 (the “2022 Offering”). As of December 31, 2023, the Company has issued 167,925 Units for net proceeds of $1,932,850, which 0 and 89,532 Units were issued during the three and nine months ended September 30, 2023, respectively, for total net proceeds of $0 and $1,026,550, respectively. There were no Units issued during the three and nine months ended September 30, 2024. On March 4, 2024, all outstanding QT Imaging Private Placement Warrants were deemed out of the money and terminated in accordance with the Business Combination Agreement.

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
The following table represents the QT Imaging warrant activity as follows for the nine months ended September 30, 2024:

Number of Warrants
Outstanding, January 1, 2024	422,064
Exercised	(16,320)
Terminated pursuant to business combination agreement	(405,744)
Outstanding, September 30, 2024	—
The fair value of the QT Imaging warrants issued as part of the 2022 Offering and included in stockholders’ deficit in the condensed consolidated balance sheets was $0 and $462,413 for the three and nine months ended September 30, 2023, respectively. The fair value of the remaining warrant granted during the nine months ended September 30, 2023 was $15,317 and was recorded as issuance costs against the proceeds received from the 2022 Offering. There were no QT Imaging warrants issued during the three and nine months ended September 30, 2024 or during the three months ended September 30, 2023.
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

As of September 30, 2024, there were 23,889,364 warrants outstanding from those that were initially included as a constituent security of the Public Units and the Private Placement Units (the “PubCo Warrants”) with an exercise price of $11.50 per warrant and expiring on March 4, 2029. On May 13, 2024, the exercise price of PubCo Warrants was reduced from $11.50 to $2.30 per warrant and the price per share related to the redemption events described above decreased from $18.00 per share to $3.60 per share in accordance with the terms of the Warrant Agreement as discussed above. The modification in exercise price related to the Public Warrants, which are equity classified, was accounted as a deemed dividend, which resulted in an adjustment of $5,185,502 to accumulated deficit during the nine months ended September 30, 2024. The effect of the modification in exercise price related to the Private Placement Warrants and Working Capital Note Warrants, which are liability classified, was recorded in other income (expense), net within the statements of operations and comprehensive loss and amounted to $200,513 during the nine months ended September 30, 2024.
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

There were 2,072,000 options outstanding under the 2024 Incentive Plan as of September 30, 2024.

QT Imaging Incentive Plan

In September 2021, the Board of Directors approved and the Company adopted the Plan (the “QT Imaging Plan”). The maximum aggregate number of shares of common stock that the Company may award under the QT Imaging Plan was 7,000,000. The term of the QT Imaging Plan was originally 10 years. The QT Imaging Plan was administered by the compensation committee of the Company’s Board of Directors (the “Administrator”). The Company may grant awards to eligible participants which may take the form of stock options (both incentive stock options and non-qualified stock options), stock purchase rights, restricted stock, restricted stock units and performance stock awards. Awards may be granted to employees, directors, and consultants (as defined in the QT Imaging Plan.) The term of any stock option award may not exceed 10 years and may be subject to vesting conditions, as determined by the Administrator. Incentive stock options may only be granted to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Internal Revenue Code. The exercise price of any stock option award cannot be less than fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years. Vesting is subject to the option holder’s continued service to the Company, ranging up to a four-year period. Unvested options are subject to forfeiture upon termination of employment. On March 4, 2024, the QT Imaging Plan was terminated in accordance with the terms of the Business Combination Agreement and the options to purchase 1,237,681 shares of common stock were cancelled at the close of the Business Combination in accordance with the terms of the Business Combination Agreement.
The following table summarizes information regarding activity in the QT Imaging Plan and the 2024 Incentive Plan during the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2024	1,249,809	$24.80	6.9
Granted under the 2024 Incentive Plan	2,072,000	$0.74
Cancelled	(12,128)	$22.40
Terminated pursuant to Business Combination Agreement	(1,237,681)	$24.83
Outstanding, September 30, 2024	2,072,000	$0.74	9.8
Exercisable as of September 30, 2024	—	$—	—
Vested and expected to vest as of September 30, 2024	2,072,000	$0.74	9.8

During the three and nine months ended September 30, 2024, a total of 2,072,000 options were granted to employees and nonemployees with a weighted-average grant date fair value of $0.47 per share. There were no options granted during three and nine months ended September 30, 2023.

The determination of the fair value of options granted during the three and nine months ended September 30, 2024 is computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

Stock price per share	$0.74
Expected option term (years)	5.7
Expected volatility	67.9%
Risk-free rate of return	4.3%
Expected annual dividend yield	—%

Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of employee options represents the weighted-average period the options are expected to remain outstanding and was derived using the simplified method for awards that qualify for its “plain-vanilla” options. All awards that are outstanding are qualified for “plain-vanilla” options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and do not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense by functional area in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$22,248	$26,313	$36,198	$78,941
Selling, general and administrative	104,955	169,162	129,989	533,789
	$127,203	$195,475	$166,187	$612,730
No stock-based compensation expense was capitalized to inventory for three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024, the total unrecognized compensation cost related to all nonvested stock options was $846,533 and the weighted-average period over which it is expected to be recognized is 2.3 years.
13.    National Institutes of Health Subaward
On August 18, 2022, the Company was awarded a grant of up to $1,078,347 as a subaward through the Board of Trustees of the University of Illinois for the purpose of developing a quantitative ultrasound breast scanner for identifying early response of breast cancer to chemotherapy. The grant is a cost reimbursement subaward that is allocated annually over five years, subject to the availability of funds and satisfactory progress of the project. The award expires July 31, 2027 and may be terminated by either party with 30 days written notice. Any grant proceeds received do not require repayment. As of September 30, 2024, the Company incurred total costs of $385,280 against the year one allocation of $351,994 and against the year two allocation of $194,566. During the three months ended September 30, 2024, the Company incurred costs of $3,359, of which $3,359 of grant income was recognized as an offset to research and development expense and $0 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2023, the Company incurred costs of $151,996, of which $128,769 of grant income was recognized as an offset to research and development expense and $23,227 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2024, the Company incurred costs of $36,226, of which $20,430 of grant income was recognized as an offset to research and development expense and $15,796 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2023, the Company incurred costs of $250,713, of which $215,616 of grant income was recognized as an offset to research and development expense and $35,097 was recognized as an offset to selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024 and December 31, 2023, the grant receivable was $10,349 and $161,638, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
14.    Income Taxes
For the interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2024 and 2023. The Company expects that its effective tax rate for the full year 2024 will be 0%.
15.    Related Party Transactions
Convertible Notes Payable
In July 2020, the Company issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock of the Company at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of September 30, 2024, an aggregate of 250,224 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. Management assessed whether the embedded features in the 2020 Notes should have been bifurcated from the debt host and concluded that none of the features were required to be accounted for separately from the debt instruments.
As of September 30, 2024 and December 31, 2023, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $507,029 and $377,772, respectively. Interest expense for the three months ended September 30, 2024 and 2023, was $43,400 and $45,921, respectively. Interest expense for the nine months ended September 30, 2024 and 2023, was $129,257 and $136,265, respectively.
Working Capital Loan and Extension Note
On May 3, 2023, the Company issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of September 30, 2024 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the Closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville (see Note 8).

On March 4, 2024, the Company assumed the $1,560,000 outstanding debt balance due to a related party (the “Extension Note”) pursuant to the Business Combination Agreement. The Extension Note does not bear any interest and cannot be repaid prior to the repayment of the Yorkville Note received from Yorkville. See Note 16 regarding the surrender and cancellation of the Extension Note.
Management Services and Business Associate Agreement
In September 2020, QT Imaging entered into a Management Services Agreement (the “Agreement”) and a Business Associate Agreement with John C. Klock, M.D., a California sole proprietorship operating as the QT Imaging Center (the “Practice”). John C. Klock, M.D. was the Chief Executive Officer of QT Imaging, serves on its Board of Directors, and was the largest single stockholder of QT Imaging. The Practice provided medical imaging to patients using the QT Breast Scanner. Under the terms of the Agreement, the Company agreed to provide business services to the Practice including use of the facility which formerly operated as the Marin Breast Health Trial Center, including furniture and medical equipment, as well as use of certain personnel. In exchange for those services, the Practice agreed to pay the Company a management fee. Fees paid to QT Imaging during the three months ended September 30, 2024 and 2023 were $0 and $12,000, respectively. Fees paid to QT Imaging during the nine months ended September 30, 2024 and 2023 were $12,000 and $36,000, respectively. These fees were recorded as a reduction to selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024 and 2023, there were no significant purchases made by the Practice. As of September 30, 2024 and December 31, 2023, there were no significant amounts due from the Practice. This Agreement was terminated and replaced by the Space and Equipment Sublease Agreement on April 17, 2024 and Services Agreement on April 5, 2024.

Services Agreement

On April 5, 2024, the Company entered into that certain Services Agreement (the “Services Agreement”) with the Practice dated as of April 1, 2024 pursuant to which the Practice agreed to provide its services to the Company, including but not limited to providing healthcare services to patients, assisting with clinical trials and studies and assisting with drafting of institutional review board approved clinical protocols, assisting with the performance of research and development activities on behalf of the Company, providing comprehensive multi-day training on the operation of breast imaging technology for radiologist customers and other customer staff such as technicians, performing clinical validation of imaging software changes which may include recruiting patients, training personnel on the operation of the Company’s imaging technology, as well as other services as specified in the Services

Agreement. The term of the Services Agreement is one year unless earlier terminated and shall auto-renew for successive one-year periods, unless otherwise terminated. During the three and nine months ended September 30, 2024, the Company incurred $19,350 and $29,871 in accordance with the Services Agreement with a related party, respectively.

Space and Equipment Sublease Agreement

On April 17, 2024, the Company entered into a Space and Equipment Sublease Agreement (the “Space and Equipment Sublease”) with the Practice, pursuant to which the Practice will sublease certain medical equipment and space, currently leased from Hamilton Landing Novato LLC by the Company, to the Practice for use in its operations, on a full-time and exclusive basis. The Practice shall pay to the Company a $5,666 rental fee (the “Rent”) for the Subleased Space (as defined in the Space and Equipment Sublease) on a monthly basis, payable on the first day of each month and no later than ten days thereafter, with the Rent to be pro-rated for any partial month. The parties have determined that the Rent equals the fair market value of the Subleased Space and Subleased Equipment (as defined in the Space and Equipment Sublease), without taking into account the proximity of the parties or the space to any source, volume or value of referrals between the parties or any patient thereof. Further, the Practice shall pay when due all sales, use, personal property, leasing, excise or other fees, taxes, charges or withholdings of any kind imposed against the Company, the Practice or the Subleased Equipment with respect to the Space and Equipment Sublease, the Subleased Equipment, or any related fees, receipts or earnings, including local taxes and personal property taxes. The term of the Space and Equipment Sublease is one year unless terminated and shall auto-renew for successive one-year periods, unless otherwise terminated. During the three and nine months ended September 30, 2024, the Company recorded $16,998 and $33,996 of sublease income in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss, respectively.

Deferred Revenue
In July 2023, an order was placed and a downpayment of $200,000 was made for a breast imaging system by 303 Development Corporation (the “Foundation”). The executive director of the Foundation is a current investor and a was a previous board member of the Company. In September 2023, an additional $100,000 was paid towards the purchase. In June 2024, the Company cancelled this order and refunded the full deposit of $300,000 to the related party. As of September 30, 2024 and December 31, 2023, the Company had a deferred revenue balance of zero and $300,000, respectively, related to this order.
16.    Subsequent Events

On October 31, 2024, the Company and Yorkville executed the Second Omnibus Amendment (the “Second Amendment”), pursuant to which the maturity date of the Yorkville Note was extended from December 15, 2025 to March 31, 2026. Further, the Second Amendment acknowledges the Company’s obligation to make monthly payments to Yorkville in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and no further monthly payments will be owed during the period beginning on the date of the Second Amendment and ending on February 15, 2025. In exchange for this relief, beginning on February 15, 2025, and continuing on the same day of each successive calendar month until and including February 15, 2026, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company will make monthly payments in an amount equal to $500,000 plus the Payment Premium plus accrued and unpaid interest as of each such payment date. Such monthly payments will not be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the VWAP as quoted by Bloomberg, LP. Further, pursuant to the terms of the Second Amendment, the Company has elected to reduce the Floor Price to $0.50 per share, effective as of the date of the Second Amendment. The Second Amendment also provides that in the event that the Company’s common stock is delisted from trading on the Nasdaq Stock Market, Yorkville consents to the occurrence of such delisting from the Nasdaq Stock Market, if it is to happen, and that it will not constitute an Event of Default as defined per the Omnibus Amendment, provided that (i) the Company uses its best efforts to have its common stock relisted on the Nasdaq Stock Market as soon as possible and (ii) the Company’s common stock is listed on the OTC Markets’ OTCQX or OTCQB market tiers within 30 days in the event that a delisting from the Nasdaq Stock Market occurs.

On November 4, 2024, Yorkville converted $254,593 of outstanding principal into 384,059 shares of common stock with an applicable conversion price of $0.6629 per share. The principal balance of the Yorkville Note was $8,600,000 following the conversion notice received from Yorkville.

On November 12, 2024, the Company and certain related parties entered into a securities purchase agreement as a PIPE for the issuance of shares of common stock plus warrants for the purchase of common stock with an aggregate purchase price of $2,560,000 in exchange for 4,383,558 shares of common stock at an issuance price of $0.584 per share and 4,383,558 warrants with an exercise price of $0.672 per share, the closing of which sale will occur by November 29, 2024. The holder of the Extension Note is one of the purchasers under the securities purchase agreement and will be surrendering the Extension Note for cancellation in its entirety in exchange for the purchase of shares of common stock and warrants for the purchase of common stock with a purchase price of $1,560,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, and statements in “Unregistered Sales of Equity Securities and Use of Proceeds” regarding the intended use of proceeds from the Private Placement (as such term is defined below), are forward-looking statements and the expected date of closing of the Private Placement. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward‑looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section in Part II, Item 1A. of this Quarterly Report, the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 25, 2024 (our “Annual Report”) and in any more recent filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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

Consistent with our strategy, on May 31, 2023, we entered into a confidential Sales Agent Agreement (the “NXC Agreement”) with NXC Imaging, Inc. (“NXC”), a wholly owned subsidiary of Canon Medical Systems USA, Inc. (“CMSU”), pursuant to which we appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of QT Imaging products sold by NXC under the terms of the NXC Agreement. Effective June 10, 2024, the NXC Agreement was superseded by the Distribution Agreement that was entered into with NXC on June 18, 2024 (the “Distribution Agreement”). Under the Distribution Agreement, NXC is appointed as the exclusive reseller to market, advertise, and resell QT Breast Scanners in the U.S. and U.S. territories. NXC will purchase for the purpose of reselling, leasing or renting QT Breast Scanners directly to its customers, but is not obligated to purchase any particular quantity of QT Breast Scanners from us. We have reserved the right to sell directly to customers as an exception. Furthermore, we may, in our sole discretion, sell the QT Breast Sacnners to any other person or entity anywhere in the world without notice to NXC or NXC’s prior consent. NXC is also allowed to assign sales agents for the purpose of QT Breast Scanner sales. NXC’s purchases will be in accordance with an agreed upon product pricing schedule (subject to change upon 60 days’ prior written notice by us), provided that neither NXC nor its assigned sales agents may mark-up the cost of the QT Breast Scanners more than twenty percent (20%) unless otherwise mutually agreed to between NXC and us. Each order will include information reasonably requested by us and is subject to our acceptance, after which it becomes an approved order. Any such approved orders are non-cancellable and not subject to rescheduling after acceptance by us. Any orders not accepted by us in writing are deemed rejected. As of September 30, 2024, we have delivered six QT Breast Scanners to NXC’s customers pursuant to NXC Agreement and Distribution Agreement.

We have also entered into a non-binding letter of intent (the “Canon Letter of Intent”), with CMSU and Canon Medical Systems, Inc. (“CMSC”) pursuant to which four binding purchase orders delivered in January 2024 to QT Imaging for the acquisition by CMSC of two QT Breast Scanners, with 50% of the payment for the QT Breast Scanners having taken place on January 31, 2024 and the remaining payment and the shipment of the two QT Breast Scanners occurred by April 15, 2024, which were delivered to CMSU in March 2024. CMSC will also use QT Breast scanners that it is acquiring to perform clinical trials towards the possibility of it pursuing the regulatory approval process in Japan.

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

Upon successful conclusion of the feasibility study, we and CMSC intend to engage in a good faith discussion to develop a binding Original Equipment Manufacturer (“OEM”) agreement with CMSC, with such agreement targeted for execution in the fourth quarter of 2024. Under the contemplated OEM agreement, CMSC will commercialize and service the QT Breast Scanner worldwide, with Canon-branded systems to be sold exclusively through Canon global channels, including by NXC as provided for in the NXC Agreement, and a license fee to be mutually agreed upon to be paid to us for each system sold by Canon or its partners. The parties also intend that CMSU will leverage the contemplated OEM agreement to source QT Breast Scanners for sale in the U.S. on terms to be mutually agreed upon.
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $32,122,605 as of September 30, 2024. During the nine months ended September 30, 2024, we incurred a net loss of $9,166,958 and used $8,806,402 of cash in operating activities, which includes the repayment of net liabilities assumed from the business combination. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
We expect to incur additional recurring administrative expenses associated as a publicly traded company, including costs associated with compliance under the Exchange Act, annual and quarterly reports to stockholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley Act compliance readiness, and director and officer compensation.
Recent Developments

On November 15, 2023, we entered into the SEPA with GigCapital5 and Yorkville, pursuant to which, upon the closing of the Business Combination, QTI Holdings can sell to Yorkville up to $50.0 million of QTI Holdings common stock at QTI Holdings’ request any time during the 36 months following the closing of the Business Combination. In addition, pursuant to the SEPA, we were entitled to and did request the Pre-Paid Advance from Yorkville and issued Yorkville the Yorkville Note in the amount of $10.0 million at the closing of the Business Combination for such Pre-Paid Advance. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the Closing of the Business Combination, we issued to Yorkville the Company Shares which were that number of QT Imaging shares which converted in the aggregate into 1,000,000 shares of our common stock upon the completion of the Business Combination. On March 4, 2024, we received the Pre-Paid Advance of $9,025,000 from Yorkville and issued Yorkville the Yorkville Note that was originally due 15 months from the date of issuance, and accrues interest on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of our common stock.

On September 13, 2024, a Trigger Event occurred under the terms of the Yorkville Note that resulted in the Company making a payment of $1,521,581 to Yorkville, which comprised of $1,145,407 of principal, $318,904 of accrued interest, and $57,170 of 5% early payment premium. On September 26, 2024, the Company and Yorkville entered into the Omnibus Amendment, pursuant to which the Company and Yorkville agreed to amend certain terms of the Yorkville Note to reduce the Company’s obligations resulting from the occurrence of the Trigger Event. Pursuant to the Omnibus Amendment, the maturity date of the Yorkville Note was extended approximately six months from June 4, 2025 to December 15, 2025. Further, the Omnibus Amendment acknowledges the Company’s obligation to make monthly payments to Yorkville d in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and revised the Yorkville Note to provide that no further monthly payments will be owed during the period beginning on the date of the Omnibus Amendment and ending on January 15, 2025. In exchange for this relief, beginning on January 15, 2025, and continuing on the same day of each successive calendar month until and including November 15, 2025, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company will make monthly payments in an amount equal to $500,000 of principal plus the payment premium of 5% and accrued and unpaid interest under the Yorkville Note as of each payment date. Such monthly payments will not be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the volume-weighted average price as quoted by Bloomberg, LP. The Omnibus Amendment also provided that 100% of the proceeds of the sale of the remaining 400,000 Company Shares held at the time of entry into the Omnibus Amendment by Yorkville shall be retained by Yorkville and shall not be used to offset or reduce any amounts owed under the Yorkville Note, as amended by the Omnibus Amendment, or to otherwise benefit the Company in any way. The Omnibus Amendment also provides that in the event that the Company’s common stock is delisted from trading on the Nasdaq Stock Market, Yorkville consents to the occurrence of such delisting from the Nasdaq Stock Market, if it is to happen, and that it will not constitute an Event of Default as per the Omnibus Amendment, provided that (i) the Company uses its best efforts to have its common stock relisted on The Nasdaq Capital Market as soon as possible and (ii) the Company’s common stock is listed on the OTC Markets’ OTCQX market tier within 30 days in the event that a delisting from the Nasdaq Stock Market occurs.

On October 31, 2024, the Company and Yorkville executed the Second Amendment, pursuant to which the maturity date of the Yorkville Note was extended from December 15, 2025 to March 31, 2026. Further, the Second Amendment acknowledges the Company’s obligation to make monthly payments to Yorkville in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and no further monthly payments will be owed during the period beginning on the date of the Second Amendment and ending on February 15, 2025. In exchange for this relief, beginning on February 15, 2025, and continuing on the same day of each successive calendar month until and including February 15, 2026, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company will make monthly payments in an amount equal to $500,000 plus the Payment Premium plus accrued and unpaid interest as of each such payment date. Such monthly payments will not be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the VWAP as quoted by Bloomberg, LP. Further, pursuant to the terms of the Second Amendment, the Company has elected to reduce the Floor Price to $0.50 per share, effective as of the date of the Second Amendment. The Second Amendment also provides that in the event that the Company’s common stock is delisted from trading on the Nasdaq Stock Market, Yorkville consents to the occurrence of such delisting from the Nasdaq Stock Market, if it is to happen, and that it will not constitute an Event of Default as defined per the Omnibus Amendment, provided that (i) the Company uses its best efforts to have its common stock relisted on the Nasdaq Stock Market as soon as possible and (ii) the Company’s common stock is listed on the OTC Markets’ OTCQX or OTCQB market tiers within 30 days in the event that a delisting from the Nasdaq Stock Market occurs.

On November 4, 2024, Yorkville converted $254,593 of outstanding principal into 384,059 shares of common stock with an applicable conversion price of $0.6629 per share. The principal balance of the Yorkville Note was $8,600,000 following the conversion notice received from Yorkville.

On November 12, 2024, the Company and certain related parties entered into a securities purchase agreement as a PIPE for the issuance of shares of common stock plus warrants for the purchase of common stock with an aggregate purchase price of $2,560,000 in exchange for 4,383,558 shares of common stock at an issuance price of $0.584 per share and 4,383,558 warrants with an exercise price of $0.672 per share.
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
Results of Operations
Comparison of the three months ended September 30, 2024 and 2023

	For Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$955,970	$24,657	$931,313	N.M.
Cost of revenue	350,667	23,799	326,868	N.M.
Gross profit (loss)	605,303	858	604,445	N.M.
Operating expenses:
Research and development	925,214	311,829	613,385	197%
Selling, general and administrative	2,007,277	932,124	1,075,153	115%
Total operating expenses	2,932,491	1,243,953	1,688,538	136%
Loss from operations	(2,327,188)	(1,243,095)	(1,084,093)	(87)%
Other income (expense), net	16,995	—	16,995	100%
Change in fair value of warrant liability	8,805	—	8,805	100%
Change in fair value of derivative liability	87,200	—	87,200	100%
Change in fair value of earnout liability	50,000	—	50,000	100%
Interest expense, net	(1,455,306)	(132,844)	(1,322,462)	(995)%
Net loss and comprehensive loss	$(3,619,494)	$(1,375,939)	$(2,243,555)	(163)%
N.M. - Not meaningful

Revenue
Revenue increased by $931,313 to $955,970 for the three months ended September 30, 2024 from $24,657 for the three months ended September 30, 2023. The increase in revenue was primarily attributable to the sale of two QT Breast Scanners in the third quarter of 2024 as compared with no scanners sold in the third quarter of 2023 due to the timing of sales orders received, availability of scanners that were earmarked and ready for sale to customers, and the result of our ongoing commercialization effort in 2024.
Cost of Revenue

Cost of revenue increased by $326,868 to $350,667 for the three months ended September 30, 2024 from $23,799 for the three months ended September 30, 2023. The increase in cost of revenue was primarily attributable to the sale of two QT Breast Scanners in the third quarter of 2024 as compared with no scanners sold in the third quarter of 2023.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $613,385 to $925,214 for the three months ended September 30, 2024 from $311,829 for the three months ended September 30, 2023. The increase in research and development expenses was primarily attributable to an increase in employee compensation costs of $380,731 and professional and outside services costs of $153,529 and a decrease in grant income from the National Institute of Health of $137,827, which was partially offset by a decrease in depreciation and amortization expense of $97,717.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1,075,153 to $2,007,277 for the three months ended September 30, 2024 from $932,124 for the three months ended September 30, 2023. This change was primarily attributable to an increase in employee compensation costs of $688,243, insurance costs of $231,277, and information technology cost of $101,381.
Other income (expense), net
Other income (expense), net increased by $16,995 during the three months ended September 30, 2024. There were no other income (expense) during the three months ended September 30, 2023. This increase was primarily due to the sublease of our equipment and office with a related party and effective date of April 1, 2024.

Change in fair value of warrant liability

Change in fair value of warrant liability was $8,805 during the three months ended September 30, 2024. The change in fair value of warrants relates to the liability classified private placement warrants and working capital note warrants and reflects the decrease of the publicly traded price per warrant during the three months ended September 30, 2024.

Change in fair value of derivative liability

Change in the fair value of derivative liability was $87,200 during the three months ended September 30, 2024. The change in fair value of derivatives was primarily driven by the decline in the value of our common stock during the three months ended September 30, 2024.

Change in fair value of earnout liability

Change in the fair value of earnout liability was $50,000 during the three months ended September 30, 2024. The earnout liability relates to the contingent consideration for the Merger Earnout Consideration Shares pursuant to the Business Combination Agreement dated December 8, 2022, as amended in September of 2023. We did not have an earnout liability during the three months ended September 30, 2023.

Interest expense, net
Interest expense, net increased by $1,322,462 to $1,455,306 for the three months ended September 30, 2024 from $132,844 for the three months ended September 30, 2023. This change is primarily driven by an increase in the amortization of debt discount of $1,203,363 for the Pre-Paid Advance and the Cable Car Promissory Note and interest expense of $149,676 for the Pre-Paid Advance.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$4,032,168	$35,404	$3,996,764	N.M.
Cost of revenue	1,792,234	73,497	1,718,737	N.M.
Gross profit (loss)	2,239,934	(38,093)	2,278,027	N.M.
Operating expenses:
Research and development	2,492,842	1,083,373	1,409,469	130%
Selling, general and administrative	9,873,029	3,072,720	6,800,309	221%
Total operating expenses	12,365,871	4,156,093	8,209,778	198%
Loss from operations	(10,125,937)	(4,194,186)	(5,931,751)	(141)%
Other income (expense), net	(191,330)	—	(191,330)	(100)%
Change in fair value of warrant liability	199,624	—	199,624	100%
Change in fair value of derivative liability	4,800,000	—	4,800,000	100%
Change in fair value of earnout liability	(700,000)	—	(700,000)	(100)%
Interest expense, net	(3,149,315)	(394,714)	(2,754,601)	N.M.
Net loss and comprehensive loss	$(9,166,958)	$(4,588,900)	$(4,578,058)	(100)%
N.M. - Not meaningful

Revenue
Revenue increased by $3,996,764 to $4,032,168 for the nine months ended September 30, 2024 from $35,404 for the nine months ended September 30, 2023. The increase in revenue was primarily attributable to the sale of nine QT Breast Scanners in the first nine months of 2024 as compared with no scanners sold in the first nine months of 2023 due to the timing of sales orders received, availability of scanners that were earmarked and ready for sale to customers, and the result of our ongoing commercialization effort in 2024.
Cost of Revenue
Cost of revenue increased by $1,718,737 to $1,792,234 for the nine months ended September 30, 2024 from $73,497 for the nine months ended September 30, 2023. The increase in cost of revenue was primarily attributable to the sale of nine QT Breast Scanners in the first nine months of 2024 as compared with no scanners sold in the first nine months of 2023, which was partially offset by inventory write-offs in the first nine months of 2023.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $1,409,469 to $2,492,842 for the nine months ended September 30, 2024 from $1,083,373 for the nine months ended September 30, 2023. The increase in research and development expenses was primarily attributable to an increase in employee compensation costs of $822,538 and professional and outside services costs of $427,494, and decrease in grant income from the National Institute of Health of $207,603.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6,800,309 to $9,873,029 for the nine months ended September 30, 2024 from $3,072,720 for the nine months ended September 30, 2023. This change was primarily attributable to increases in non-recurring transaction expenses of $3,944,924 related to the business combination, professional and outside services costs of $363,432, non-recurring recruiting and employee conversion costs of $143,000, employee compensation costs of $1,314,537, insurance costs of $545,530, information technology costs of $200,769, and travel costs of $94,123.

Other income (expense), net
Other income (expense), net increased by $191,330 during the nine months ended September 30, 2024. There were no other income (expense) during the nine months ended September 30, 2023. This increase was primarily due to a modification expense of $200,513 related to the decrease in exercise price of our private placement warrants and working capital note warrants.

Change in fair value of warrant liability

Change in fair value of warrant liability was $199,624 during the nine months ended September 30, 2024. The change in fair value of warrants relates to the liability classified private placement warrants and working capital note warrants and reflects the decrease of the publicly traded price per warrant during the nine months ended September 30, 2023.

Change in fair value of derivative liability

Change in the fair value of derivative liability was $4,800,000 during the nine months ended September 30, 2024. The change in fair value of derivatives was primarily driven by the decline in the value of our common stock during the nine months ended September 30, 2023.

Change in fair value of earnout liability

Change in the fair value of earnout liability was $700,000 during the nine months ended September 30, 2024. The earnout liability relates to the contingent consideration for the Merger Earnout Consideration Shares pursuant to the Business Combination Agreement dated December 8, 2022, as amended in September of 2023. We did not have an earnout liability during the nine months ended September 30, 2023.

Interest expense, net
Interest expense, net increased by $2,754,601 to $3,149,315 for the nine months ended September 30, 2024 from $394,714 for the nine months ended September 30, 2023. This change is primarily driven by an increase in the amortization of debt discount of $2,404,031 for the Bridge Loans, the Pre-Paid Advance, the Cable Car Promissory Note and the Extension Note, an increase in interest expense of $343,648 for the Pre-Paid Advance, and an increase in interest of $160,000 paid in cash related to the Bridge Loans, partially offset by decrease in interest expense of $66,442 related to the US Capital Note.
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

Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $32,122,605 and $17,770,145, respectively. As of September 30, 2024 and December 31, 2023, we had cash and restricted cash and cash equivalents of $1,564,169 and $184,686, respectively. Our primary uses of cash are for general working capital requirements, and capital expenditures. Cash flows from operations have been historically negative as we invested in product development, clinical trials, and manufacturing. We expect to be cash flow negative for the foreseeable future, although we may have quarterly results where cash flows from operations are positive.

In connection with the Business Combination, we entered into various agreements to obtain financing through the issuance of debt and through stock subscription agreements. In March of 2024, we received the Pre-Paid Advance net of issuance costs of $9,025,000 from Yorkville pursuant to the SEPA and issued Yorkville the Yorkville Note in the amount of $10.0 million for such Pre-Paid Advance, $500,000 of cash proceeds from an investor related to a stock subscription agreement, and $1,500,000 in cash proceeds through a note payable from Cable Car. The SEPA provides us with access to an additional $40 million of potential capital through the issuance of common stock to Yorkville. During the time we have a balance under the Yorkville Note, advances can be received under the SEPA with written consent of Yorkville or upon a trigger event, which following the effectiveness of the Registration Statement on Form S-1 that we filed to register the shares to be issued pursuant to the SEPA occurs when the daily volume-weighted average price is less than the Floor Price

(as such term is defined in the Yorkville Note) for five consecutive trading days, which prior to October 31, 2024, was $0.8768 per share. As previously disclosed in a Current Report on Form 8-K with the SEC on September 13, 2024, a trigger event occurred on September 11, 2024, following which on September 13, 2024, the Company made a payment to Yorkville on the Yorkville Note of $1,521,581 which included $1,145,407 as repayment of principal. See Yorkville Pre-Paid Advance below for a further discussion of the effect of this trigger event and an amendment to the documents pertaining to the Yorkville Note. On November 12, 2024 the Company executed a securities purchase agreement with related parties for the purchase of common stock as a PIPE with an aggregate purchase price of $2.56 million PIPE, which includes surrender and cancellation of the $1,560,000 outstanding balance of the Extension Note from a related party (see Related Party Working Capital Loan and Extension Note below). The closing of the PIPE will occur by November 29, 2024. We believe that the additional cash received from PIPE and the financing arrangement under the SEPA and the Yorkville Note will be sufficient to fund our current operating plan for at least the next 12 months.
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
Paycheck Protection Program Loan
On February 24, 2021 and May 5, 2020, we received PPP Loans from US Bank to fund payroll, rent and utilities through the Paycheck Protection Program. We received partial forgiveness on the PPP Loans during fiscal year 2021. The remaining balances on the PPP Loans are being repaid on a monthly basis, with interest of 1% per annum and the final payment due in February 2026.
As of September 30, 2024, the total principal outstanding under the PPP Loans was $128,699, of which $105,733 was current and $22,966 was noncurrent. As of December 31, 2023, the total principal outstanding under the PPP Loans was $226,348, of which $130,366 was current and $95,982 was noncurrent.
Convertible Notes Payable
In June 2021, we entered into a convertible promissory note agreement (the “Note”) with USCG for advances of up to $10,000,000. We could have made advances on the Note up to six months after the inception of the Note unless extensions for advances were mutually agreed between both parties. The Note bore interest at 12% per annum on any amounts drawn with a maturity date of July 6, 2024. The Note was collateralized by all our assets and was guaranteed by QT Labs. The terms of the Note include non-financial covenants and, as of March 4, 2024 when the Note converted, we were in compliance with those covenants. Through December 31, 2023, we issued warrants in connection with the note to purchase a total of 5,091 shares of common stock which 3,540 shares are exercisable at a price of $12.40 per share and 1,551 shares are exercisable at a price of $11.67 per share. On March 4, 2024, these warrants were terminated in accordance with the Business Combination Agreement.
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

Bridge Loan
In November 2023, we entered into a Securities Purchase Agreement and raised the private secured Bridge Loan in the aggregate amount of $1,000,000 from five investors. Each Bridge Loan of $200,000 bore no interest but had a cash option value at the date maturity of 120%, or $240,000, of the Bridge Loan at each Bridge Lender’s option. The maturity date was the closing date of the Business Combination as defined in Note 1. The Bridge Loan conversion was at $2.00 per share on a post-business combination. On March 4, 2024, 4 of the 5 Bridge Loan holders elected the cash option and were paid an aggregate of $960,000 on the Merger Date.
As of September 30, 2024, there was $0 amount outstanding for the Bridge Loan. As of December 31, 2023, the outstanding amount of the Bridge Loan, excluding the US Capital Note, was $774,337, net of unamortized debt issuance costs of $25,663.

Yorkville Pre-Paid Advance

On March 4, 2024, we received the Pre-Paid Advance of $10,000,000 from Yorkville and issued Yorkville the Yorkville Note in the amount of $10.0 million for such Pre-Paid Advance that was originally due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of our common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of QT Imaging shares which converted in the aggregate into 1,000,000 shares of our common stock upon the completion of the Business Combination.

On September 13, 2024, we made a payment of $1,521,581 to Yorkville, which comprised of $1,145,407 of principal, $318,904 of accrued interest, and $57,270 of 5% early payment premium as a result of a trigger event occurring under the terms of the Yorkville Note.

On September 26, 2024, we and Yorkville entered into the Omnibus Amendment, pursuant to which we and Yorkville agreed to amend certain terms of the Yorkville Note to reduce our obligations resulting from certain trigger events. Pursuant to the Omnibus Amendment, the maturity date of the Yorkville Note was extended approximately six months from June 4, 2025 to December 15, 2025. Further, the Omnibus Amendment acknowledges our obligation to make monthly payments to Yorkville due to the occurrence of certain trigger events provided that no further monthly payments will be owed during the period beginning on the date of the Omnibus Amendment and ending on January 15, 2025. In exchange for this relief, beginning on January 15, 2025, and continuing on the same day of each successive calendar month until and including November 15, 2025, whether or not trigger events have occurred, we will make a monthly payment in an amount equal to $500,000 of principal plus a payment premium of 5% and unpaid accrued interest as of each payment date.
As of September 30, 2024, the outstanding amount of the Yorkville Note was $2,980,159 net of the unamortized discount of $5,874,434 and accrued interest of $24,744.

On October 31, 2024, we and Yorkville executed the Second Amendment, pursuant to which the maturity date of the Yorkville Note was extended from December 15, 2025 to March 31, 2026. Further, the Second Amendment acknowledges our obligation to make monthly payments to Yorkville due to the occurrence of the certain trigger events and no further monthly payments will be owed during the period beginning on the date of the Second Amendment and ending on February 15, 2025. In exchange for this relief, beginning on February 15, 2025, and continuing on the same day of each successive calendar month until and including February 15, 2026, whether or not trigger events have occurred and are continuing as of such dates, we will make monthly payments in an amount equal to $500,000 of principal plus a payment premium of 5% and unpaid accrued interest as of each such payment date. Such monthly payments will not be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the immediately prior to, and substantially concurrently with, the closing of the Business Combination, or any value of such shares based on the VWAP as quoted by Bloomberg, LP. Further, pursuant to the terms of the Second Amendment, we elected to reduce the Floor Price to $0.50 per share, effective as of the date of the Second Amendment.

On November 4, 2024, Yorkville converted $254,593 of outstanding principal into 384,059 shares of common stock with an applicable conversion price of $0.6629 per share. The principal balance of the Yorkville Note was $8,600,000 following the conversion notice received from Yorkville.

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

As of September 30, 2024, the outstanding amount of the Cable Car Loan was $1,247,374 net of issuance costs of $252,626.
Related Party Convertible Notes Payable
In July 2020, we issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of September 30, 2024, an aggregate of 250,224 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of September 30, 2024 and December 31, 2023, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $507,029 and $377,772, respectively.
Related Party Working Capital Loan and Extension Note
On May 3, 2023, we issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of December 31, 2023 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5, Inc.; (ii) the date we wind up; or (iii) December 31, 2023. On March 4, 2024, the Working Capital Note was agreed to be amended and subordinated pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note issued to Yorkville.

On March 4, 2024, we assumed the $1,560,000 outstanding balance of the Extension Note from a related party and pursuant to the Business Combination Agreement. The Extension Note does not bear any interest and cannot be repaid prior to the repayment of the Pre-Paid Advance received from Yorkville. On November 12, 2024, the holder of the Extension Note entered into the securities purchase agreement and will surrender the Extension Note for cancellation in its entirety in exchange for the purchase of shares of common stock and warrants for the purchase of common stock with a purchase price of $1,560,000.
Cash Flows
The following table provides information regarding our cash flows for the periods presented:

	For Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(8,806,402)	$(1,965,772)

Net cash used in investing activities	(34,590)	(25,995)
Net cash provided by financing activities	10,220,475	1,571,181
Net increase (decrease) in cash and restricted cash and cash equivalents	$1,379,483	$(420,586)
Net Cash Used In Operating Activities
Net cash used in operating activities was $8,806,402 for the nine months ended September 30, 2024 as compared to $1,965,772 for the nine months ended September 30, 2023. The primary use of our cash was to fund research and development and general and administrative expenses. Net cash used for the nine months ended September 30, 2024 consisted of a net loss of $9,166,958, adjusted for non-cash expenses primarily including depreciation and amortization of $204,283, stock-based compensation of $166,187, fair value of common stock issued in exchange for services and in connection with non-redemption agreements of $3,718,349, issuance of common stock in connection with a stock subscription agreement of $206,000, warrant modification expense of $200,513, non-cash interest of $2,404,031, decrease in warrant liability of $199,624, decrease in derivative liability of $4,800,000, increase in earnout liability of $700,000, and the net change in operating assets and liabilities of $2,219,821. The net change in operating assets and liabilities was primarily due an increase accounts receivable of $256,886, an increase in prepaid expenses and other current assets of $459,804, a decrease in accounts payable of $2,061,853, a decrease in accrued expenses and other current liabilities of $768,614, and a decrease in deferred revenue of $327,778, partially offset by a decrease in inventory of $1,525,857 and an increase in other current liabilities of $129,257.
Net cash used for the nine months ended September 30, 2023 consisted of a net loss of $4,588,900, adjusted for non-cash expenses including depreciation and amortization of $355,682, stock-based compensation of $612,730, non-cash interest of $32,319, and non-cash operating lease expense of $6,184, partially offset by the net change in operating assets and liabilities of $1,628,457. The net change in operating assets and liabilities was primarily due to a decrease in inventory of $42,252, an increase in accounts payable of $935,742, an increase in accrued expenses and other current liabilities $411,356, an increase in deferred revenue of $300,000, and a decrease in other assets of $10,000, partially offset primarily by an increase in accounts receivable of $18,511 and an increase in prepaid expenses and other current assets of $52,382.
Net Cash Used In Investing Activities
Net cash used in investing activities was $34,590 for the nine months ended September 30, 2024 as compared to $25,995 for the nine months ended September 30, 2023. The use of net cash used in investing activities for both periods was related to the purchase of property and equipment.
Net Cash Provided By Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $10,220,475, primarily due to $10,525,000 of net proceeds received from issuance of long-term debt related to the Yorkville Pre-Paid Advance and the Cable Car Loan, net proceeds of $1,238,530 received from the Merger, and cash proceeds of $500,000 received from issuance of common stock pursuant to a subscription agreement, partially offset by repayment of the bridge loans of $800,000, and repayments against the Yorkville Note and PPP loans of $1,243,055.
During the nine months ended September 30, 2023, net cash provided by financing activities was $1,571,181, primarily due to $1,017,850 of net proceeds from the sale of QT Imaging common stock and QT Imaging warrants and $650,000 of proceeds received from a related party for the Working Capital Loan, partially offset by repayments against the PPP loans of $96,669.
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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

There were no misstatements identified in the condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 as a result of these material weaknesses.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts related to the material weaknesses which we have commenced as described above, there were no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report and our Quarterly Reports on Form 10-Q for the periods ending March 31, 2024 and June 30, 2024 (the “Prior 2024 Quarterly Reports”) with the following risk factors. Any of these risk factors disclosed in our Annual Report, the Prior 2024 Quarterly Reports or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of September 30, 2024 and December 31, 2023, we had working capital of $0.3 million and a working capital deficit of $2.5 million, respectively, and an accumulated deficit of approximately $32.1 million and $17.8 million, respectively. For the three months ended September 30, 2024 and 2023, we incurred net losses of approximately $3.6 million and $1.4 million, respectively. For the nine months ended September 30, 2024 and 2023, we incurred net losses of approximately $9.2 million and $4.6 million, respectively. For the nine months ended September 30, 2024 and 2023, we used cash in operations of $8.8 million and $2.0 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
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
In addition, the shares of common stock that will be issued upon exercise of stock options already granted pursuant to the terms of, or those shares of common stock reserved for future issuance under the 2024 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans, and may in the future file additional registration statements on Form S-8. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Sales of shares of our common stock, or the perception of such sales, may have negative pressure on the public trading price of our common stock.

Any stockholders making sales of our common stock will determine the timing, pricing and rate at which they sell the shares. Significant sales of shares of common stock may have negative pressure on the public trading price of our common stock. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on November 12, 2024, certain private investors may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors.

On November 12, 2024, the closing price of the common stock was $0.478 per share. The initial public offering price of our units was $10.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share, which has now been adjusted to $2.30 per share.
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

Because the purchase price per share to be paid by Yorkville for the common stock that we may elect to sell to Yorkville under the SEPA, if any, will fluctuate based on the market prices of the common stock prior to each Advance made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this Quarterly Report and prior to any such sales, the number of shares of the common stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any. Under the terms of the SEPA and the Yorkville Note, the floor price, representing the lowest price at which shares may be issued to Yorkville upon conversion of the Yorkville Note, was initially the volume-weighted average price of the common stock for the five trading days immediately prior to the effectiveness of the Registration Statement on Form S-1 that we filed to register the shares to be issued pursuant to the SEPA, which effectiveness occurred on May 22, 2024, or $0.8768 per share. Pursuant to the terms of the Second Amendment, we elected to reduce the floor price to $0.50 per share, effective as of the date of the Second Amendment. As of November 12, 2024, Yorkville has converted $254,593 of outstanding principal under the Yorkville Note into 384,059 shares of common stock with an applicable conversion price of $0.6629 per share.
Moreover, although the SEPA provides that we may sell up to an aggregate of $50,000,000 of shares of common stock to Yorkville, only 25,375,000 shares of common stock are currently registered for resale. If we elect to sell to Yorkville all of the 25,375,000 shares of the common stock being currently registered for resale, depending on the market price of the common stock prior to each advance made pursuant to SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $50,000,000 available to us under the SEPA, which could materially adversely affect our liquidity.
If it becomes necessary for us to issue and sell to Yorkville under the SEPA more than the 25,375,000 shares of the common stock currently registered for resale in order to receive aggregate gross proceeds equal to $50,000,000 under the SEPA, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any such additional shares of the common stock we wish to sell from time to time under the SEPA, which the SEC must declare effective. Any issuance and sale by us under the SEPA of the common stock in addition to the 25,375,000 shares of the common stock being registered for resale by Yorkville could cause additional dilution to our stockholders.
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
As of September 30, 2024, 889,364 Private Placement Warrants and Working Capital Note Warrants were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the Private Placement Warrants and the Working Capital Note Warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of common stock of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into a Securities Purchase Agreement, dated November 12, 2024 (the “Securities Purchase Agreement”), by and between the Company and certain members of the Company’s Board of Directors and affiliates of such members, (the “Purchasers”) for a private placement (the “Private Placement”) of securities. The Purchasers include Dr. Avi Katz, Dr. Raluca Dinu, the holder of the Extension Note, GigAcquisitions5, LLC, which is managed by Dr. Katz, Ross Taylor, Zeev Weiner, Daniel Dickson and an affiliate of James Greene. At the closing of the Private Placement, the Company will issue (i) 4,383,558 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”); and (ii) warrants with a term of five years from the initial exercise date to purchase up to an additional 4,383,558 shares of Common Stock (the “Warrants” and together with the Shares, the “Securities”) to purchase an additional 4,383,558 shares of Common Stock (all of such shares issuable upon exercise of the Warrants, the “Warrant Shares”). Pursuant to the terms of the Securities Purchase Agreement, GigAcquisitions5, LLC is surrendering the Extension Note for cancellation in its entirety in exchange for the purchase of Shares of Common Stock and Warrants for the purchase of Common Stock with a purchase price of $1.56 million.

The purchase price of each Share is $0.584, which represents 110% of the five-day volume weighted trading price for the Common Stock for the five-day period ending on November 12, 2024 (the “Per Share Purchase Price”), and the exercise price of each Warrant is $0.672. The aggregate gross proceeds to the Company from the Private Placement will be approximately $2,560,000, before deducting the offering expenses payable by the Company, which expenses consist solely of legal fees. The Company intends to use the net proceeds from the offering for working capital.

The Securities are being sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506(b) of Regulation D promulgated under the Securities Act as sales to accredited investors and in reliance on similar exemptions under applicable state laws.

Securities Purchase Agreement

The Securities Purchase Agreement provides that in the event that the shares of Common Stock to be purchased by a Purchaser pursuant to the Securities Purchase Agreement, when aggregated with all other shares of Common Stock then beneficially owned by the Purchaser and its affiliates, would result in the Purchaser having beneficial ownership of more than 4.99% of the outstanding shares of Common Stock (or, at the election of the Purchaser, 9.99%), the Purchaser may elect to purchase Pre-Funded Warrants in lieu of shares of Common Stock pursuant to the terms of the Securities Purchase Agreement. None of the Purchasers has made such an election.

The Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and each Purchaser on a several and not joint basis, and customary closing conditions, indemnification rights, and other obligations of the parties. The Private Placement is expected to close by November 29, 2024. Under the Securities Purchase Agreement, the Company agreed to use the net proceeds from the sale of the Securities for working capital purposes and to not use such proceeds: (a) for the redemption of any Common Stock or Common Stock Equivalents (as defined in the Securities Purchase Agreement), or (b) in violation of the Foreign Corrupt Practices Act of 1977, as amended, or the regulations promulgated by the Office of Foreign Assets Control of the U.S. Treasury Department. The Securities Purchase Agreement is governed by the laws of the State of New York.

The foregoing summary of the Securities Purchase Agreement is qualified in its entirety by reference to the Securities Purchase Agreement, a copy of which is filed with this Quarterly Report as Exhibit 10.2, and the terms of which are incorporated in this Quarterly Report by reference.

Warrants

Each Warrant will be exercisable for one share of Common Stock at an exercise price of $0.672 per share, and be exercisable beginning 6 months after its issuance at the closing of the Private Placement and ending 5 years after such issuance.

The foregoing summary of the Warrants is qualified in its entirety by reference to the forms of Warrant which is attached as Exhibit C to Exhibit 10.2 filed with this Quarterly Report, the terms of which are incorporated in this Quarterly Report by reference.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the Purchasers, dated November 12, 2024 (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement) with the SEC) no later than the 30th calendar day following the date of the Registration Rights Agreement, and have the registration statement declared effective by the SEC as promptly as practicable after the filing thereof, but in any event no later than 60th calendar day following the date of the Registration Rights Agreement, or in the event of a “full review” by the SEC, the 90th day following the date of the Registration Rights Agreement.

Upon the occurrence of any Event (as defined in the Registration Rights Agreement), which, among others, prohibits the Purchaser from reselling the Securities for more than ten consecutive calendar days or more than an aggregate of twenty calendar days during any twelve-month period, the Company is obligated to pay to the Purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 0.5% multiplied by the aggregate subscription amount paid by such Purchaser pursuant to the Securities Purchase Agreement.

All fees and expenses incident to the performance of or compliance with the Registration Rights Agreement by the Company will be borne by the Company, whether or not any Shares or Warrant Shares are sold pursuant to a registration statement.

The foregoing summary of the Registration Rights Agreement is qualified in its entirety by reference to the form of Registration Rights Agreement, a copy of which is filed with this Quarterly Report as Exhibit 10.2, and the terms of which are incorporated in this Quarterly Report by reference.

Item 3. Defaults Upon Senior Securities

Not Applicable.
Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1*
Omnibus Amendment, dated September 26, 2024, by and between YA II PN, LTD and QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on September 30, 2024)

10.2*
Second Amendment, dated October 31, 2024, by and between QT Imaging Holdings, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on November 1, 2024)

10.3**	Securities Purchase Agreement, dated November 12, 2024, by and between QT Imaging Holdings, Inc. and certain purchasers

10.4	Registration Rights Agreement, dated November 12, 2024, by and between QT Imaging Holdings, Inc. and certain purchasers

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)
*Previously filed and incorporated herein by reference.

** Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because such portions are not material and are the type of information that the Company treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of the exhibit, or any section thereof, to the SEC upon request.

*** The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QT IMAGING HOLDINGS, INC.

Dated: November 13, 2024	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: November 13, 2024	/s/ Anastas Budagov
Name: Anastas Budagov
Title: Chief Financial Officer