Form 10-Q
period 2025-03-31
QT IMAGING HOLDINGS, INC.
filed 2025-05-13
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-40839
_________________________
QT Imaging Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Hamilton Landing, Suite 160 Novato, CA	94949
(Address of Principal Executive Offices)	(Zip Code)
(650) 276-7040
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	QTIH[1]	The Nasdaq Stock Market LLC

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

_______________
1QT Imaging Holdings, Inc. (the “Company”) has received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that it has commenced proceedings to delist the Company’s common stock (ticker symbol: QTI) from Nasdaq, and suspended trading in the Company’s common stock pending the completion of such proceedings. As a result, effective January 28, 2025, the Company’s common stock commenced trading in the over-the-counter market under the symbol “QTIH”, and the trading of the common stock was upgraded to the OTCQB Venture Market on March 11, 2025.

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

As of May 12, 2025, the registrant had 28,438,139 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$2,987,503	$1,172,104
Restricted cash and cash equivalents	20,000	20,000
Accounts receivable	2,782,404	67,119
Inventory	2,872,401	3,140,719
Prepaid expenses and other current assets	1,151,818	516,552
Total current assets	9,814,126	4,916,494
Property and equipment, net	163,759	195,783
Operating lease right-of-use assets, net	847,643	935,246
Other assets	39,150	39,150
Total assets	$10,864,678	$6,086,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$869,579	$803,286
Accrued expenses and other current liabilities	3,887,920	3,549,954
Current maturities of long-term debt	63,180	4,985,833
Deferred revenue	44,643	49,365
Operating lease liabilities, current	417,379	405,678
Total current liabilities	5,282,701	9,794,116
Long-term debt	697	9,197
Related party notes payable	3,848,725	3,848,725
Operating lease liabilities	548,874	656,955
Warrant liability	20,215,569	22,234
Derivative liability	—	303,300
Earnout liability	490,000	440,000
Other liabilities	685,470	550,430
Total liabilities	31,072,036	15,624,957
Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 27,653,210 and 26,768,210 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,765	2,676
Additional paid-in capital	22,866,404	22,399,567
Accumulated deficit	(43,076,527)	(31,940,527)
Total stockholders’ deficit	(20,207,358)	(9,538,284)
Total liabilities and stockholders’ deficit	$10,864,678	$6,086,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$2,798,415	$1,362,163
Cost of revenue	986,553	602,083
Gross profit	1,811,862	760,080
Operating expenses:
Research and development	852,252	642,546
Selling, general and administrative	2,001,341	5,696,211
Total operating expenses	2,853,593	6,338,757
Loss from operations	(1,041,731)	(5,578,677)
Other expense, net	(8,749,453)	(20,931)
Change in fair value of warrant liability	(704,729)	(23,123)
Change in fair value of derivative liability	101,300	2,983,100
Change in fair value of earnout liability	(50,000)	2,610,000
Interest expense, net	(691,387)	(598,959)
Net loss and comprehensive loss	$(11,136,000)	$(628,590)

Net loss per share - basic and diluted	$(0.40)	$(0.05)
Weighted-average number of common shares used in computing net loss per common share	27,515,543	13,225,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three months ended March 31, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2025	26,768,210	$2,676	$22,399,567	$(31,940,527)	$(9,538,284)
Conversion of long term debt into shares of common stock	885,000	89	366,121	—	366,210
Stock-based compensation	—	—	100,716	—	100,716
Net loss	—	—	—	(11,136,000)	(11,136,000)
Balance, March 31, 2025	27,653,210	$2,765	$22,866,404	$(43,076,527)	$(20,207,358)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2024	27,941,290	$27,941	$12,430,125	$(17,770,145)	$(5,312,079)
Reverse recapitalization	(18,365,365)	(26,983)	26,983	—	—
As adjusted, beginning of period (1)	9,575,925	958	12,457,108	(17,770,145)	(5,312,079)
Merger recapitalization	7,898,954	790	(12,939,955)	—	(12,939,165)
Issuance of common stock pursuant to a subscription agreement	200,000	20	705,980	—	706,000
Conversion of a note payable	359,266	36	3,233,352	—	3,233,388
Conversion of a bridge loan	100,000	10	199,990	—	200,000
Net exercise of warrants	5,594	1	(1)	—	—
Issuance of common stock in connection with the Pre-Paid Advance	1,000,000	100	1,866,184	—	1,866,284
Issuance of common stock in connection with the Cable Car Note	180,000	18	446,315	—	446,333
Issuance of common stock related to non-redemption extension agreements	427,477	42	1,508,951	—	1,508,993
Issuance of common stock related to early investor consideration	150,000	15	529,485	—	529,500
Issuance of common stock to settle transaction expenses	1,540,000	154	5,436,048	—	5,436,202
Stock-based compensation	—	—	38,984	—	38,984
Net loss	—	—	—	(628,590)	(628,590)
Balance, March 31, 2024	21,437,216	$2,144	$13,482,441	$(18,398,735)	$(4,914,150)

(1) Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,136,000)	$(628,590)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,630	98,873
Stock-based compensation	100,716	38,984
Loss on issuance of the Lynrock Lake Term Loan	6,640,384	—
Debt extinguishment loss	2,033,666	—
Debt modification expense	90,000	—
Provision for credit losses	—	1,290
Fair value of common stock issued in exchange for services and in connection with non-redemption agreements	—	3,714,694
Loss on issuance of common stock in connection with a subscription agreement	—	206,000
Non-cash interest	476,916	298,605
Non-cash operating lease expense	(8,777)	(5,369)
Change in fair value of warrant liability	704,729	23,123
Change in fair value of derivative liability	(101,300)	(2,983,100)
Change in fair value of earnout liability	50,000	(2,610,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,715,285)	(482,357)
Inventory	268,318	586,413
Prepaid expenses and other current assets	(635,266)	(879,508)
Accounts payable	60,685	(2,118,345)
Accrued expenses and other current liabilities	466,467	(1,319,572)
Deferred revenue	(4,722)	(3,968)
Other liabilities	135,040	87,312
Net cash used in operating activities	(3,536,799)	(5,975,515)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to subscription agreement	—	500,000
Proceeds from long-term debt, net of issuance costs	10,000,000	10,525,000
Repayment of long-term debt	(4,647,802)	(32,470)
Repayment of bridge loans	—	(800,000)
Proceeds from the Merger, net of transaction costs	—	1,238,530
Net cash provided by financing activities	5,352,198	11,431,060
Net increase in cash and restricted cash and cash equivalents	1,815,399	5,455,545
Cash and restricted cash and cash equivalents, beginning of year	1,192,104	184,686
Cash and restricted cash and cash equivalents, end of year	$3,007,503	$5,640,231
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,246	$160,545
Supplemental disclosures of noncash investing and financing activities:
Purchases of equipment included in accounts payable	$5,607	$—
Fair value of embedded derivatives upon issuance of convertible debt	—	5,120,900
Fair value of common stock issued with convertible debt	—	2,312,617
Transfer of equipment to inventory	—	284,444
Conversion of accrued interest into common stock	174,397	—
Extinguishment of accrued expenses in exchange for common stock	—	3,760,000
Debt issuance costs included in accrued expenses	144,300	40,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Conversion of long-term debt into common stock	182,682	3,433,388
Fair value of warrants issued in exchange for issuance of long-term debt	16,496,084	—
Conversion of accrued legal costs to debt	25,000	—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. Accordingly, certain information related to significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024 and the related notes which provide a more complete discussion of the Company's accounting policies and certain other information. The December 31, 2024 condensed consolidated balance sheet was derived from the Company's audited consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's condensed consolidated results for the periods presented. The condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

The share and per share amounts, prior to the Merger, have been retrospectively restated as shares reflecting conversion at the exchange ratio of approximately 0.3427 established in the Business Combination Agreement.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of QT Imaging Holdings, Inc. and its wholly-owned subsidiaries, QT Imaging and QT Ultrasound Labs, Inc. (“QT Labs”). All intercompany balances and transactions are eliminated in consolidation.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $43,076,527 as of March 31, 2025. During the three months ended March 31, 2025, the Company incurred a net loss of $11,136,000 and used $3,536,799 of cash in operating activities. The Company expects to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

On February 26, 2025, the Company entered into a credit agreement (the “Credit Agreement”) that provides a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake Master Fund LP (“Lynrock Lake”) for a term loan in the aggregate principal amount of $10.1 million and repaid the secured note purchase agreement (the “Cable Car Note”) with Funicular Funds, LP (“Cable Car”) issued in February 2024, and fully settled its obligations under the promissory note (the “Yorkville Note”) issued to YA II PN, LTD (“Yorkville”) on March 4, 2024 and terminated the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville by paying $3.0 million in cash and issuing a 5-year warrant to purchase 15 million shares of common stock. Net of these payments, the Company had $5.4 million of net proceeds for working capital purposes. On April 24, 2025, the Company received an additional $500,000 from related persons in exchange for issuance of shares of common stock plus warrants for the purchase of common stock in another Private Investment in Public Entity (“PIPE”) for working capital purposes. On May 12, 2025, the Company entered into a subscription agreement for another PIPE investment in an amount of approximately $200,000 that is expected to be closed no later than May 19, 2025, pursuant to which the Company will issue shares of common stock plus warrants for the purchase of common stock. The proceeds of this PIPE investment will be used for working capital purposes.

The Distribution Agreement, as amended on March 28, 2025 (the “Amended Distribution Agreement”) between the Company and NXC Imaging, Inc. (“NXC”) provides the Company with minimum order quantities (“MOQs”) amounting to expected cash inflows of $18.0 million in 2025 and $27.0 million in 2026. On March 28, 2025, the Company entered into the Canon Manufacturing Agreement (the “Canon Manufacturing Agreement”) with Canon Medical Systems, Inc. (“CMSC”), which provides the Company the ability to scale manufacturing with favorable payment terms of net 90 days to support the delivery of MOQs under the Amended Distribution Agreement.

Management believes that the additional cash received for the Lynrock Lake Term Loan and from the related persons in the April 2025 and May 2025 PIPE investments, and the additional expected revenue from MOQs per the Amended Distribution Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months.
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

Revised Condensed Consolidated Financial Statements

The Company has revised its condensed consolidated financial statements for the three months ended March 31, 2024 to correct a misstatement identified related to the initial recognition of the earnout liability associated with the Merger. The Company assessed the materiality of this misstatement in accordance with SEC Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material. As such, the correction of the error for the affected periods will be reflected prospectively in the Quarterly Reports on Form 10-Q for fiscal year 2025. Refer to the schedules in Note 17 in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 for effects of this revision.
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

Significant customers represent 10% or more of the Company’s total revenue or accounts receivable balance for the period ended as of each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable were as follows:

			Revenue
	Accounts Receivable, Net		Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
Customers:
Customer A	98%	13%	97%	32%
Customer B	*	*	*	68%
Customer C	*	12%	*	*
Customer D	*	62%	*	*
	98%	87%	97%	100%

*Total less than 10% for the period.

There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer which is a party to a contract with the Company under which the Company derives revenue terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods. However, as the Company has entered into a Distribution Agreement (“NXC Distribution Agreement”) with NXC Imaging, Inc. (“NXC”) on June 18, 2024, and as amended by the Amended Distribution Agreement on December 11, 2024, which was further amended on March 28, 2025, by which the Company appointed NXC as the exclusive reseller to market, advertise, and resell certain equipment in the U.S. and U.S. territories, the Company expects that NXC will make up a significant portion of revenues in each period in which such NXC Distribution Agreement is in effect. Customer A in the concentration table above is NXC. NXC has executed agreements with other distributors across the U.S. Territories to strengthen its sales channels.
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

Revenue Recognition
Revenue recognized during the three months ended March 31, 2025 and 2024 is disaggregated as follows:

	Three Months Ended March 31,
	2025	2024
Product	$2,760,318	$1,306,120
Service	38,097	56,043
	$2,798,415	$1,362,163
Revenue recognized by geography during the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
United States	$2,787,026	$1,358,195
International	11,389	3,968
	$2,798,415	$1,362,163
Substantially all of the revenue recognized by the Company during the three months ended March 31, 2025 and 2024 was recognized at a point in time. The Company had no contract assets as of March 31, 2025 and December 31, 2024. The Company had contract liabilities of $44,643 as of March 31, 2025, of which $37,738 is expected to be recognized as revenue in 2025 and $6,905 to be recognized as revenue in 2026. The Company had contract liabilities of $49,365 as of December 31, 2024. Revenue recognized during the three months ended March 31, 2025 that was previously included in contract liabilities as of December 31, 2024 was $11,389.
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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Common stock warrants	104,272,922	23,889,364
Potential shares from Pre-Paid Advance	—	10,142,530
Merger consideration earnout shares	6,000,000	9,000,000
Potential shares from Cable Car Note	—	750,000
Potential shares from convertible notes	256,109	244,308
Options outstanding	1,955,000	—
	112,484,031	44,026,202
Summary of Significant Accounting Policies

Other than the policies discussed above, there have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2024 that have had a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. This guidance is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company’s 2027 annual consolidated financial statements and interim condensed consolidated financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion and the application of the induced conversion guidance to a conversion debt instrument. It also clarifies that the incorporation, elimination, or modification of a daily volume-weighted average price (“VWAP”) formula does not automatically cause a settlement to be accounted for as an extinguishment. This standard will become effective on a prospective or retrospective basis for interim reporting periods and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

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

The following summarizes the elements of the Merger to the condensed consolidated statements of stockholders’ deficit and cash flows, including the transaction funding, sources, and uses of cash:

Recapitalization
Cash in GigCapital5 Trust Account, net of redemptions	$13,952,525
Plus: cash in GigCapital5 operating bank account	4,829
Less: Payments made pursuant to non-redemption agreements	(10,791,550)
Less: GigCapital5 transaction costs paid from Trust	(1,073,667)
Less: Repayment of GigCapital5 related party notes	(853,607)
Net cash proceeds from GigCapital5	1,238,530
Assumed net liabilities from GigCapital5, including the initial recognition of the earnout liability, excluding net cash proceeds	(14,177,695)
Net impact of the Merger on the condensed consolidated statement of stockholders' deficit	$(12,939,165)

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2025	December 31, 2024
Assets:
Certificate of deposit	2	$20,000	$20,000
Liabilities:
Private Warrant	2	$8,982	$22,234
Lynrock Lake Warrant	3	17,102,270	—
Yorkville Warrant	3	3,104,317	—
Warrant Liability		$20,215,569	$22,234
Earnout liability	3	$490,000	$440,000
Derivative liability	3	$—	$303,300
Warrant Liability
The Company has determined that the warrants that were a constituent part of (i) the private placement units that were issued in a private placement sale by GigCapital5 prior to the Merger and (ii) the private placement units that were issued upon conversion of working capital notes issued by GigCapital5 prior to the Merger, which conversion occurred concurrent with the Merger (“Private Warrants”) are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public

Warrants”). The Company determined that the fair value of each Private Warrants approximates the fair value of a Public Warrant. Accordingly, the Private Warrants are valued upon observable data and have been classified as Level 2 financial instruments. As of March 31, 2025 and December 31, 2024, a total of 889,364 Private Warrants were outstanding at an approximate fair value of $0.010 and $0.025 per warrant, respectively. See Note 10.
The activity for the fair value of the warrant liability during the three months ended March 31, 2025 was as follows:

Private Warrants
Beginning balance, January 1, 2025	$22,234
Change in fair value	(13,252)
Ending balance, March 31, 2025	$8,982

On February 26, 2025, the Company entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. In connection with the Lynrock Lake Term Loan, the Company issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase Common Stock (the “Lynrock Lake Warrant”), a warrant to purchase 61,000,000 shares of common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The Company determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model.

Significant assumptions used in the valuation of the fair value of the Lynrock Lake Warrant as of issuance on February 26, 2025 and as of March 31, 2025 were as follows:

	February 26, 2025	March 31, 2025
Fair value of common stock	$0.40	$0.45
Exercise price	$0.40	$0.40
Expected warrant term (years)	10.0	9.9
Expected volatility	51.6%	41.0%
Risk-free rate of return	4.3%	4.2%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Lynrock Lake Warrant during the three months ended March 31, 2025 was as follows:

Lynrock Lake Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	16,496,084
Change in fair value	606,186
Ending balance, March 31, 2025	$17,102,270

On February 26, 2025, the Company issued to Yorkville a warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.40 per share pursuant to a Warrant to Purchase Common Stock (the “Yorkville Warrant”) to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. Yorkville may cashless exercise the Yorkville Warrant. The Yorkville Warrant is also subject to adjustments in the event that the Company’s common stock undergoes a split, reverse-split or similar event. Furthermore, the Yorkville Warrant has provided the holder with piggyback registration rights. The Company determined the fair value of the Yorkville Warrant using the Black-Scholes Model.
Significant assumptions used in the valuation of the fair value of the Yorkville Warrant as of issuance on February 26, 2025 and as of March 31, 2025 were as follows:

	February 26, 2025	March 31, 2025
Fair value of common stock	$0.40	$0.45
Exercise price	$0.40	$0.40
Expected warrant term (years)	5.0	4.9
Expected volatility	51.6%	41.0%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Yorkville Warrant during the three months ended March 31, 2025 was as follows:

Yorkville Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	2,992,522
Change in fair value	111,795
Ending balance, March 31, 2025	$3,104,317

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

Significant assumptions used in the valuation of the fair value of the earnout liability as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Fair value of common stock	$0.60	$0.49
Volatility of revenue	24.0%	23.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	3.9%	4.2%
Risk premium	3.0%	2.7%
Cost of debt	15.5%	15.5%
Credit risk spread	11.6%	11.3%
Equity volatility	125.0%	120.0%

The activity for the fair value of the earnout liability for the three months ended March 31, 2025 was as follows:

Earnout Liability
Beginning balance, January 1, 2025	$440,000
Change in fair value	50,000
Ending balance, March 31, 2025	$490,000

Derivative Liability
In March 2024, the Company recorded a derivative liability related to the Pre-Paid Advance issued on March 4, 2024 pursuant to the SEPA, dated November 15, 2023, between QT Imaging and Yorkville. The Pre-Paid Advance contained the following derivative features (“Derivatives”) as defined in the SEPA that were recognized at fair value:
•Monthly Payment Premium: if, any time after the Issuance Date, and from time to time thereafter, a Trigger Event occurs, then the Company shall make monthly payments of Triggered Principal Amount, Payment Premium and accrued and unpaid interest.

•Monthly Payment Discount: if, any time after the Issuance Date, and from time to time thereafter, a Trigger Event occurs, then the Company shall make monthly payments of Triggered Principal Amount minus the lesser of (x) $1,500,000 and (y) such amount of fifty percent (50%) of the Investor’s net sales proceeds of the common stock issued to Yorkville upon the Merger (the “Company Shares”) or fifty percent (50%) of the value of the Company Shares on such date the cash payment is due.

•Variable Price Conversion Right: subject to certain limitations, at any time or times on or after the Issuance Date, the Yorkville shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable common stock in accordance with Section (3)(b), at the Conversion Price of 95% of the lowest VWAP of the Company’s common stock during the 5 consecutive Trading Days immediately preceding the conversion date or the date the Holder submits an Investor Notice pursuant to and as defined in the SEPA, as applicable, or other date of determination, but not lower than the Floor Price (as such term is defined in the Yorkville Note).

•Failure to Timely Convert: if within three (3) Trading Days after the Company’s receipt of an email copy of a conversion notice the Company shall fail to issue and deliver a certificate to the Yorkville or credit Yorkville’s balance account with DTC for the number of shares of common stock to which the Holder is entitled upon such Yorkville’s conversion of any Conversion Amount (a “Conversion Failure”), and if on or after such Trading Day the Yorkville purchases (in an open market transaction or otherwise) common stock to deliver in satisfaction of a sale by the Yorkville of common stock issuable upon such conversion that the Yorkville anticipated receiving from the Company (a “Buy-In”), then the Company shall, within three (3) Business Days after the Yorkville’s request and in the Yorkville’s discretion, either (i) pay cash to Yorkville in an amount equal to Yorkville’s total purchase price (including brokerage commissions and other out of pocket expenses, if any) for the common stock so purchased (the “Buy-In Price”), or (ii) promptly honor its obligation to deliver to the Yorkville a certificate or certificates representing such common stock and pay cash to the Yorkville in an amount equal to the excess (if any) of the Buy-In Price over the product of (A) such number of shares of common stock, times (B) the closing price of the common stock on the conversion date.

•Corporate Events: in addition to and not in substitution for any other rights hereunder, prior to the consummation of any Fundamental Transaction pursuant to which holders of common stock are entitled to receive securities or other assets with respect to or in exchange for shares of common stock (a “Corporate Event”), the Company shall make appropriate provision to ensure that the Holder will thereafter have the right to receive upon a conversion of this Yorkville Note, at the Holder’s option, (i) in addition to the common stock receivable upon such conversion, such securities or other assets to which the Holder would have been entitled with respect to such common stock had such common stock been held by the Holder upon the consummation of such Corporate Event (without taking into account any limitations or restrictions on the convertibility of the Yorkville Note) or (ii) in lieu of the common stock otherwise receivable upon such conversion, such securities or other assets received by the holders of common stock in connection with the consummation of such Corporate Event in such amounts as the Holder would have been entitled to receive had the Yorkville Note initially been issued with conversion rights for the form of such consideration (as opposed to common stock) at a conversion rate for such consideration commensurate with the Conversion Price. Provision made pursuant to the preceding sentence shall be in a form and substance satisfactory to the Required Holders.

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

The Company and Yorkville entered into that certain Termination Agreement, dated February 26, 2025 (the “Termination Agreement”), pursuant to which the parties acknowledged the termination of the SEPA and the Yorkville Note, effective as of February 26, 2025. As such, on the effective date of the Termination Agreement, the derivative liability was deemed to be extinguished. The Company recorded the change in fair value of the derivative liability within the condensed consolidated statements of operations and comprehensive loss as of the date immediately prior to the effective date of the Termination Agreement.

Significant assumptions used in the valuation of the fair value of the derivative liability as of December 31, 2024 and February 26, 2025 were as follows:

	December 31, 2024	February 26, 2025
Fair value of common stock	$0.49	$0.41
Term in years	1.26	1.11
Volatility	120.0%	125.0%
Risk-free rate	4.2%	4.1%
Debt discount	30.0%	30.0%
The activity for the fair value of the derivative liability during the three months ended March 31, 2025 was as follows:

Derivative Liability
Beginning balance, January 1, 2025	$303,300
Extinguishment upon Termination Agreement	(202,000)
Change in fair value	(101,300)
Ending balance, March 31, 2025	$—
The extinguishment of the derivative liability of $202,000 was recorded in other expense, net within the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025.
4.    Inventory
Inventory consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw materials	$2,413,938	$2,551,947
Work in process	441,981	278,869
Finished goods	16,482	309,903
Total	$2,872,401	$3,140,719
5.    Property and Equipment, Net
Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024:

	Useful Life	March 31, 2025	December 31, 2024
Scanners	5 Years	$1,904,491	$1,904,491
Computer and lab equipment	3-5 Years	1,430,120	1,424,513
Leasehold improvements	Various	421,266	421,266

Software	3 Years	50,374	50,374
Furniture and fixtures	7 Years	82,336	82,336
		3,888,587	3,882,980
Less: accumulated depreciation		(3,724,828)	(3,687,197)
		$163,759	$195,783
Depreciation expense was $37,631 and $52,403 for the three months ended March 31, 2025 and 2024, respectively.
6.    Balance Sheet Details
Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Prepaid insurance	$374,320	$179,143
Other	777,498	337,409
Total	$1,151,818	$516,552

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued legal	$2,191,107	$1,867,107
Accrued personnel costs	1,188,829	963,865
Accrued excise taxes	—	207,358
Accrued advisory fee	—	100,000
Other	507,984	411,624
Total	$3,887,920	$3,549,954
7.    Long-Term Debt
Yorkville Pre-Paid Advance
On March 4, 2024, the Company received the Pre-Paid Advance of $10,000,000 from Yorkville and issued Yorkville the Yorkville Note in the amount of $10,000,000 for such Pre-Paid Advance that was originally due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of the Company's common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of QT Imaging which converted in the aggregate into 1,000,000 shares of the Company's common stock upon the completion of the Business Combination. In accordance with Accounting Standards Codification (“ASC”) 470-20, the proceeds of $10,000,000 were recorded between the promissory note and common stock less debt origination costs of $975,000, consisting of a $375,000 commitment fee for the SEPA and an original issue discount of 6% for the Yorkville Note, on a relative fair value basis. Expenses related to a structuring fee was $20,000 for the three months ended March 31, 2024 and was included in other expense, net in the condensed consolidated statement of operations and comprehensive loss. As noted in Note 3, the Pre-Paid Advance contained Derivatives that were bifurcated and recorded a separate instrument. The initial value of the Derivatives of the $5,120,900 was recorded as a debt discount against the Pre-Paid Advance.
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

On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3,000,000 in cash and issued to Yorkville a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.40 per share pursuant to the Yorkville Warrant to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. The Company and Yorkville also entered into that certain Termination Agreement, dated February 26, 2025, pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025. The fair value of the Yorkville Warrant at issuance amounted to $2,992,522. As a result of the extinguishment of the Yorkville Note, the Company recorded an expense of

$1,940,216 in other expense, net within the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
As of December 31, 2024, the outstanding amount of the Yorkville Note was $3,532,591, net of the unamortized debt discount of $4,807,820 and accrued interest of $155,203. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2025 and 2024 was $519,591 and $233,630, respectively.

Cable Car Note
In February 2024, GigCapital5 and QT Imaging entered into the Cable Car Note with Cable Car, pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by the Loan, dated March 4, 2024, by and between QT Imaging and Cable Car. The Cable Car Note does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of QT Imaging which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 180,000 shares of the Company's common stock. In accordance with ASC 470-20, the proceeds of $1,500,000 were recorded between the promissory note and common stock less debt origination costs of $40,740, consisting of legal fees, on a relative fair value basis.
On January 9, 2025, the Company and Cable Car entered into an Omnibus Amendment (the “Cable Car Amendment”) to amend certain terms of the Cable Car Note, including a reduction of the conversion price for the Cable Car Note to $0.584 per share. Further, the Cable Car Amendment provides that the maturity date for the Cable Car Note shall be extended to March 31, 2026, in consideration for which, the Company shall pay an extension fee (the “Extension Fee”) of $90,000 to Cable Car, with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee shall also be converted. No interest shall accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest shall accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest shall be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest shall also be converted. In addition, in connection with any sale, assignment, transfer, or other disposition (a “Cable Car Sale”) of any shares into which the Cable Car Note is converted pursuant to its terms, the Cable Car Amendment provides that to the extent such Cable Car Sale is made pursuant to Rule 144, provided that Rule 144 is available as an exemption from the registration requirements for such Cable Car Sale, if requested by Cable Car and upon delivery by Cable Car of such customary representations and other documentation reasonably acceptable to the Company in connection with transactions relying upon Rule 144, the Company shall use commercially reasonable efforts to cause its transfer agent to remove any restrictive legends related to the book entry account holding such shares sold or disposed of by Cable Car without restrictive legends within two business days of such request. The Company recorded the Extension Fee of $90,000 in other expense, net within the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1,625,000 in cash to fully settle and discharge the Company’s obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed. As a result of the extinguishment of the Cable Car Note, the Company recorded an expense of $93,450 in other expense, net within the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
As of December 31, 2024, the outstanding amount of the Cable Car Note was $1,366,458, net of unamortized issuance costs of $133,542. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2025 and 2024 was $36,386 and $27,522, respectively.

Lynrock Lake Term Loan
On February 26, 2025, the Company entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. The Credit Agreement is secured by a first priority lien on substantially all assets of the Company and provides for a term loan in the aggregate principal amount of $10,100,000 at an interest rate of 10.0% per annum, compounded quarterly. The maturity date of the Credit Agreement is March 31, 2027. The Lynrock Lake Term Loan shall be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid interest and any outstanding and payable fees.
Subject to the payment of the Make-Whole Amount (as defined in the Credit Agreement), the Company may at any time prior to the maturity date optionally prepay the term loan, in full or in part, upon irrevocable written notice of three business days prior to the proposed prepayment; provided that if such prepayment is to be funded with the proceeds of a refinancing or disposition, such notice of prepayment may be revoked if the financing or disposition is not consummated; provided further, that any such prepayment made in connection with, or in anticipation of, a Change of Control (as defined in the Credit Agreement) will also be subject to a prepayment premium equal to 20% of the amount of principal being prepaid (the “Prepayment Premium”). Partial prepayments of the term loan shall be in an aggregate principal amount of $250,000 or a whole multiple thereof.

Subject to the payment of the Make-Whole Amount (as defined in the Credit Agreement), at the option of Lynrock Lake, the Company will make mandatory repayments of the term loan upon the following occurrences:

• If on any date the Company or any of its subsidiaries will receive any cash proceeds from any Extraordinary Receipt (as defined in the Credit Agreement) in an amount equal to or exceeding $250,000 in the aggregate, the Company shall prepay the term loan within five business days of receipt of such cash proceeds, in an amount equal to 100% percent of the cash proceeds of such Extraordinary Receipt (as defined in the Credit Agreement);

• If any indebtedness will be incurred by the Company or any subsidiary thereof (excluding any indebtedness that the Credit Agreement permits the Company to incur), an amount equal to 100% of the net cash proceeds thereof shall be applied on the date of incurrence or receipt toward the prepayment of the term loan;

• If on any date the Company or any of its subsidiaries will receive net cash proceeds in an amount equal to or exceeding (i) $250,000 in any single transaction or series of related transactions or (ii) $250,000 in the aggregate for all transactions during the term of the Credit Agreement from any Asset Sale (as defined in the Credit Agreement) or Recovery Event (as defined in the Credit Agreement) then the Company or such subsidiary shall prepay the term loan, on or prior to the date which is five business days after the date of the realization or receipt by the Company or subsidiary in an amount equal to 100% percent of such proceeds; and

• Subject to the payment of the Prepayment Premium in addition to the Make-Whole Amount (as defined in the Credit Agreement), in the event that a Change of Control (as defined in the Credit Agreement) will occur, the Company shall prepay all of the outstanding term loan, on or prior to the date which is two business days after the date of such Change of Control (as defined in the Credit Agreement).

There are no requirements to make any prepayment in the event that the Company sells any of its capital stock. In addition, at the option of Lynrock Lake, the Company shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if the Company or its subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of March 31, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.

Furthermore, in connection with the Lynrock Lake Term Loan, the Company issued to Lynrock Lake the Lynrock Lake Warrant, a warrant to purchase 61,000,000 shares of its common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Warrant at issuance amounted to $16,496,084.

Upon issuance of the Lynrock Lake Term Loan, the Company recorded a loss of $6,640,384, including debt issuance costs of $244,300, in other expense, net within the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

As of March 31, 2025, the outstanding amount of the Lynrock Lake Term Loan was $697, net of the unamortized debt discount of $10,099,303, and accrued interest of $92,583. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2025 and 2024 was $93,280 and $0, respectively.

Future principal payments on the long-term debt as of March 31, 2025 are as follows:

Year ending December 31:
2025 (remaining)	$53,982
2026	9,198
2027	10,100,000
Total payments	10,163,180
Less: Unamortized debt issuance costs	(10,099,303)
Less: Current maturities of long-term debt	(63,180)
Long-term debt	$697
8.    Leases
The Company leases its operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects the Company’s ROU assets and lease liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets:
Operating lease ROU assets, net	$847,643	$935,246
Liabilities:
Operating lease liabilities, current	$417,379	$405,678
Operating lease liabilities	548,874	656,955
	$966,253	$1,062,633

The following table presents supplemental cash flow information related to the Company’s operating leases:

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$116,994	$113,586

As of March 31, 2025, the maturity of operating lease liabilities was as follows:

Year ending December 31:
2025 (remaining)	$359,170
2026	490,449
2027	206,864
Total payments	1,056,483
Less: Interest	(90,230)
Present value of obligations	$966,253

The operating lease expense for the three months ended March 31, 2025 and 2024 was $113,748 and $113,535, respectively, of which $5,532 and $5,319, respectively, were related to leases with a term of less than 12 months.

As of March 31, 2025, the weighted-average remaining lease term was 2.2 years. The weighted-average discount rate was 8% for the three months ended March 31, 2025 and 2024.

9.    Contingencies
Litigation
The Company is subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on the Company’s condensed consolidated financial statements.
10.    Stockholders’ Deficit
Common Stock
The Company's common stock trades on the OTCQB Venture Market tier under the symbol “QTIH”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance 500,000,000 shares of common stock. The holder of each share of common stock is entitled to one vote.
Common stock reserved for future issuance as of March 31, 2025 is as follows:

Common stock warrants	104,272,922
Merger earnout consideration shares	6,000,000
Options outstanding under the 2024 Incentive Plan	1,955,000
Options available under the 2024 Incentive Plan	1,741,504
Potential shares from convertible notes	256,109
114,225,535
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding. The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of preferred stock could have the effect of decreasing the trading price of common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.
Warrants (Public Warrants, Private Placement Warrants, Working Capital Note Warrants, PIPE Warrants, Lynrock Lake Warrant, and Yorkville Warrant)

Public Warrants, Private Placement Warrants, and Working Capital Note Warrants were originally issued with an exercise price of $11.50 per share, and pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”), the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Each warrant became exercisable 30 days after the completion of the Merger and expire five years after the completion of the Merger. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

On May 13, 2024, the exercise price of the Public Units and the Private Units (the “PubCo Warrants”) was reduced from $11.50 to $2.30 per warrant and the price per share related to the redemption events described above decreased from $18.00 per share to $3.60 per share in accordance with the terms of the Warrant Agreement as discussed above. As of March 31, 2025, there were 23,889,364 warrants outstanding from those that were initially included as a constituent security of the PubCo Warrants with an exercise price of $2.30 per warrant and expiring on March 4, 2029. The PubCo Warrants are comprised of 23,000,000 of Public Warrants, 795,000 of Private Placement Warrants, and 94,364 of Working Capital Note Warrants, which were issued under the same Warrant Agreement described above.

On November 22, 2024, the Company completed a private placement with related parties (the “Private Placement”), pursuant to the terms and conditions of a securities purchase agreement (the “Securities Purchase Agreement”). At the closing of the Private Placement, the Company issued warrants (the “PIPE Warrants”) to purchase up to 4,383,558 shares of common stock that are issuable upon its exercise. Each PIPE Warrant sold in the Private Placement is exercisable for one share of common stock at an exercise price of $0.672 per share, and is exercisable beginning on May 22, 2025 and ending on May 22, 2030. As of March 31, 2025, there were 4,383,558 PIPE Warrants outstanding.

In connection with the Lynrock Lake Term Loan, on February 26, 2025, the Company issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 61,000,000 shares of common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. As of March 31, 2025, the Lynrock Lake Warrant to purchase 61,000,000 shares of common stock was outstanding.

On February 26, 2025, the Company issued to Yorkville a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.40 per share pursuant to the Yorkville Warrant. The Yorkville Warrant is exercisable until February 26, 2030. As of March 31, 2025, the Yorkville Warrant to purchase 15,000,000 shares of common stock was outstanding.

11.    Stock Incentive Plan
2024 Equity Incentive Plan

On January 1, 2025, an additional 1,338,411 shares of common stock were added to the 2024 Equity Incentive Plan.

The following table summarizes information regarding activity in the 2024 Equity Incentive Plan during the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2025 (1)	1,955,000	$0.75	9.5
Outstanding, March 31, 2025	1,955,000	$0.75	9.3
Exercisable as of March 31, 2025	651,659	$0.75	9.3
Vested and expected to vest as of March 31, 2025	1,955,000	$0.75	9.3
(1) The options outstanding as of December 31, 2024 were revised 264,000 from the amount previously reported on the Annual Report on Form 10-K for the year ended December 31, 2024. The effect on stock-based compensation was immaterial.

There were no options granted during the three months ended March 31, 2025 and 2024.

The following table shows stock-based compensation expense by functional area in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development	$16,743	$13,950
Selling, general and administrative	83,973	25,034
	$100,716	$38,984
No stock-based compensation expense was capitalized to inventory for three months ended March 31, 2025 and 2024.
As of March 31, 2025, the total unrecognized compensation cost related to all nonvested stock options was $577,952 and the weighted-average period over which it is expected to be recognized is 1.7 years.
12.    Income Taxes
For the interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

The Company’s effective tax rate is 0% for the three months ended March 31, 2025 and 2024. The Company expects that its effective tax rate for the full year 2024 will be 0%.
13.    Related Party Transactions
Convertible Notes Payable
In July 2020, the Company issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock of the Company at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of March 31, 2025, an aggregate of 256,109 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. Management assessed whether the embedded features in the 2020 Notes should have been bifurcated from the debt host and concluded that none of the features were required to be accounted for separately from the debt instruments. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on these convertible notes payable was extended to October 21, 2027.

As of March 31, 2025 and December 31, 2024, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $592,887 and $550,430, respectively. Interest expense for the three months ended March 31, 2025 and 2024, was $42,457 and $42,929, respectively.
Working Capital Loan
On May 3, 2023, the Company issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of March 31, 2025 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the Closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville (see Note 7). In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.

14. Segment Information

The Company has one operating and reportable segment, which is engaged in the development and commercialization of the Company’s QT Breast Scanner. The Company’s Chief Executive Officer has been determined to be the chief operating decision maker (“CODM”) in accordance with the authoritative guidance on segment reporting. The CODM assesses performance, makes operating decisions and decides how to allocate resources based on net loss that is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue	$2,798,415	$1,362,163
Less:
Cost of revenue[1]	986,553	602,083
Research and development[1]	852,252	642,546
Selling, general and administrative[1]	2,001,341	5,696,211
Other expense, net	8,749,453	20,931
Change in fair value of warrant liability	704,729	23,123
Change in fair value of derivative liability	(101,300)	(2,983,100)
Change in fair value of earnout liability	50,000	(2,610,000)
Interest expense, net	691,387	598,959
Consolidated net loss	$(11,136,000)	$(628,590)
1Includes total salaries, bonuses, employee benefits and stock-based compensation of $1,622,150 and $771,762 for the three months ended March 31, 2025 and 2024, respectively.

All of the Company’s property and equipment, net are located in the United States.

Refer to Note 1 for segment information related to revenue.

15. Revised Financial Statements

As previously disclosed in its consolidated financial statements included in the Annual Report on Form 10-K filed for the year ended December 31, 2024, the Company has revised its condensed financial statements for the three months ended March 31, 2024 to correct a misstatement identified related to the initial recognition of the earnout liability. The Company assessed the materiality of this misstatement in accordance with SEC Staff Accounting Bulletin No. 108 - “Qualifying Misstatements” and concluded this error was not qualitatively material. As such, the correction of the error for the affected periods is reflected prospectively in the Quarterly Reports on Form 10-Q for fiscal year 2025.

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
16.    Subsequent Events

The Company entered into a Securities Purchase Agreement, dated April 9, 2025 (the “Securities Purchase Agreement”), by and between the Company, on the one hand, and Dr. Avi Katz, the Chairman of the Company’s Board of Directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of the Company’s Board of Directors, on the other hand, (together, the “Purchasers”) for a private placement (the “Private Placement”) of securities. On April 24, 2025, at the closing of the Private Placement, the Company issued (i) 784,929 shares (the “Shares”) of common stock; and (ii) a Common Stock Purchase Warrant (the “Warrant” and together with the Shares, the “Securities”) with a term of ten years from the initial exercise date to purchase up to an additional 1,569,858 shares of common stock.

The purchase price of each Share was $0.637, which represented 110% of the volume weighted trading price for the common stock on April 9, 2025 (the “Per Share Purchase Price”), and the per share exercise price of the Warrant is $0.72. The aggregate gross proceeds to the Company from the Private Placement was approximately $500,000, before deducting the offering expenses payable by the Company, which expenses consisted solely of legal fees. The Company intends to use the net proceeds from the Private Placement for working capital purposes.

On May 12, 2025, the Company entered into a subscription agreement for another PIPE investment in an amount of approximately $200,000 that is expected to be closed no later than May 19, 2025, pursuant to which the Company will issue 205,339 shares of common stock plus warrants for the purchase of common stock. The proceeds of this PIPE investment will be used for working capital purposes. The May 12, 2025 securities purchase agreements provides a purchase price of each share is $0.974, which represents 110% of the five-day volume weighted trading price for the common stock through May 9, 2025, and the per share exercise price of the warrant is $1.12. The proceeds of this PIPE investment will be used for working capital purposes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, and statements in “Unregistered Sales of Equity Securities and Use of Proceeds” regarding the intended use of proceeds from the Private Placement (as such term is defined below), are forward-looking statements and the expected date of closing of the Private Placement. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward‑looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section in Part II, Item 1A. of this Quarterly Report, the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025 (our “Annual Report”) and in any more recent filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Since our inception, we have devoted substantially all our financial resources to acquiring and developing the base technology for our body imaging systems, conducting research and development activities, securing related intellectual property rights, and for general corporate operations and growth. On June 6, 2017, the Food and Drug Administration (the “FDA”), in response to QT Imaging’s Section 510(K) Summary of Safety and Effectiveness premarket notification, determined that the QT Breast Scanner is substantially equivalent to the predicate device. Our use of the words “safe”, “safety”, “effectiveness”, and “efficacy” in relation to the QT Breast Scanner in this Management's Discussion and Analysis and all other documents related to us is limited to the context of the Section 510(K) Summary of Safety and Effectiveness that was reviewed and responded to by the FDA.
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
•Perform manufacturing internally to us and partner strategically for large scale manufacturing.
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

Consistent with our strategy, on May 31, 2023, we entered into a Sales Agent Agreement (the “NXC Sales Agent Agreement”) with NXC Imaging, Inc. (“NXC”) pursuant to which we appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of QT Imaging products sold by NXC under the terms of the NXC Sales Agent Agreement. Effective June 10, 2024, the NXC Sales Agent Agreement was superseded by the NXC Distribution Agreement that was entered into with NXC on June 18, 2024. Under the NXC Distribution Agreement, NXC is appointed as the exclusive reseller to market, advertise, and resell QT Breast Scanners in the U.S. and U.S. territories. NXC will purchase for the purpose of reselling, leasing or renting QT Breast Scanners directly to its customers, but is not obligated to purchase any particular quantity of QT Breast Scanners from us. We have reserved the right to sell directly to customers as an exception. Furthermore, we may, in our sole discretion, sell the QT Breast Scanners to any other person or entity anywhere in the world without notice to NXC or NXC’s prior consent. NXC is also allowed to assign sales agents for the purpose of QT Breast Scanner sales. NXC’s purchases will be in accordance with an agreed upon product pricing schedule (subject to change upon 60 days’ prior written notice by us), provided that neither NXC nor its assigned sales agents may mark-up the cost of the QT Breast Scanners more than twenty percent (20%) unless otherwise mutually agreed to between NXC and us. Each order will include information reasonably requested by us and is subject to our acceptance, after which it becomes an approved order. Any such approved orders are non-cancellable and not subject to rescheduling after acceptance by us. Any orders not accepted by us in writing are deemed rejected. On December 11, 2024, we and NXC entered into the Amended Distribution Agreement, which amends and restates the NXC Distribution Agreement in its entirety, making some modifications to the NXC Distribution Agreement but retaining other terms. We further amended the Amended Distribution Agreement on March 28, 2025. The Amended Distribution Agreement has a term that runs until December 31, 2026, unless earlier terminated or extended by mutual written agreement. As of March 31, 2025, we have delivered fourteen QT Breast Scanners to NXC and NXC’s customers pursuant to the NXC Sales Agent Agreement and NXC Distribution Agreement.

On March 28, 2025, we entered into the Canon Manufacturing Agreement (the “Canon Manufacturing Agreement”) with Canon Medical Systems, Inc. (“CMSC”). Pursuant to the terms of the Canon Manufacturing Agreement, we appointed CMSC as the exclusive manufacturer of the QT Breast Scanners to be distributed by NXC. QTI retains the right to perform manufacturing in Novato, California. The purchase prices applicable to the purchase orders as of the date of the Canon Manufacturing Agreement shall be separately agreed between the parties in writing. The term of the Canon Manufacturing Agreement is through December 31, 2026.

We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $43,076,527 as of March 31, 2025. During the three months ended March 31, 2025, we incurred a net loss of $11,136,000 and used $3,536,799 of cash in operating activities. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
We expect to incur additional recurring administrative expenses associated as a publicly traded company, including costs associated with compliance under the Exchange Act, annual and quarterly reports to stockholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley Act compliance readiness, and director and officer compensation.
Recent Developments
On January 9, 2025, we and YA II PN, LTD (“Yorkville”) entered into the Third Omnibus Amendment (the “Third Amendment”), pursuant to which, we and Yorkville agreed that for $1.5 million of the then current outstanding balance due under the $10.0 million promissory note issued to Yorkville (the “Yorkville Note”) (principal and unpaid accrued interest), the Fixed Price for conversion shall be modified to $0.584 per share, and for the remainder of the balance, the Fixed Price shall not be changed but shall remain $4.61395 per share as provided for in the Yorkville Note when we issued it on March 4, 2024. Further, the Third Amendment removed our obligation to make monthly payments to Yorkville, previously owing due to the occurrence of the Trigger Event (as defined in the Third Amendment), such that no further monthly payments will be owed during the period beginning on the date of the Third Amendment and ending on the maturity date of the Yorkville Note of March 31, 2026. In exchange for this relief, the aggregate purchase price owed to us from the first Advance (the “Advanced Proceeds”) that occurs pursuant to the terms of the Standby Equity Purchase Agreement (the “SEPA”) shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable), and that for any subsequent Advances pursuant to the terms of the SEPA, Yorkville shall pay half of such Advance Proceeds directly to us and the other half of such Advance Proceeds shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable). On January 9, 2025, we delivered our first Advance Notice under the SEPA for the sale of 885,000 shares of common stock. This resulted in the reduction of an additional $182,682 in principal of the Yorkville Note.
On January 9, 2025, we also entered into an amendment (the “Cable Car Amendment”) with Funicular Funds, LP (“Cable Car”) to amend certain terms of the secured note purchase agreement with Cable Car (the “Cable Car Note”), including a reduction of the conversion price for the Cable Car Note to $0.584 per share. Further, the Cable Car Amendment provides that the maturity date for the Cable Car Note shall be extended to March 31, 2026, in consideration for which, we shall pay a fee of $90,000 to Cable Car for the extension (the “Extension Fee”), with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee shall also be converted. No interest shall accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest shall accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest shall be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest shall also be converted.
On February 26, 2025, we entered into a credit agreement (the “Credit Agreement”) that provides a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake. The Credit Agreement is secured by a first priority lien on substantially all our assets and provides for a term loan in the aggregate principal amount of $10,100,000 at an interest rate of 10.0% per annum, compounded quarterly. The maturity date of the Credit Agreement is March 31, 2027. Furthermore, in connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase Common Stock (the “Lynrock Lake Warrant”), a warrant to purchase 61,000,000 shares of its common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day.

On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3,000,000 in cash and issued to Yorkville a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.40 per share pursuant to a Warrant to Purchase Common Stock (the “Yorkville Warrant”) to fully settle and discharge our obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. Yorkville may cashless exercise the Yorkville Warrant. The Yorkville Warrant is also subject to adjustments in the event that our common stock undergoes a split, reverse-split or similar event. Furthermore, the Yorkville Warrant has provided the holder with piggyback registration rights. We and Yorkville also entered into that certain Termination Agreement, dated February 26, 2025 (the “Termination Agreement”), pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025.
On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1,625,000 in cash to fully settle and discharge our obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed.
On April 9, 2025, we and certain related parties entered into the Securities Purchase Agreement for the issuance of shares of common stock plus warrants for the purchase of common stock with an aggregate purchase price of $500,000 in exchange for 784,929 shares of common stock at an issuance price of $0.637 per share and warrants to purchase 1,569,858 shares of common stock with an exercise price of $0.72 per share.
Components of Our Results of Operations
Revenue
Revenue consists of revenue from the sale of our products including the QT Breast Scanner, associated SW, accessories, and related services, which are primarily training and maintenance. For sales of products (which include the QT Breast Scanner and any accessories), revenue is recognized when a customer obtains control of the promised goods. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these goods. Service revenue is generally related to maintenance and training the customer. Service revenue is recognized at the time the related performance obligation is satisfied, in an amount that reflects the consideration that we expect to receive in exchange for those services.
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
We expense all research and development costs in the periods in which such costs are incurred. Research and development activities are central to our business. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in the development of the QT Breast Scanner.
We cannot reasonably determine the nature, timing and costs of the efforts that will be necessary to complete the enhancements of the QT Breast Scanner. Our research and development expenses may vary significantly based on factors such as, without limitation:
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
•The success of our distribution arrangements, and our ability to establish new licensing or collaboration arrangements outside of U.S.;
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

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024

	For Three Months Ended March 31,		Change
	2025	2024	$	%
Revenue	$2,798,415	$1,362,163	$1,436,252	105%
Cost of revenue	986,553	602,083	384,470	64%
Gross profit	1,811,862	760,080	1,051,782	138%
Operating expenses:
Research and development	852,252	642,546	209,706	33%
Selling, general and administrative	2,001,341	5,696,211	(3,694,870)	(65)%
Total operating expenses	2,853,593	6,338,757	(3,485,164)	(55)%
Loss from operations	(1,041,731)	(5,578,677)	4,536,946	81%
Other expense, net	(8,749,453)	(20,931)	(8,728,522)	N.M.
Change in fair value of warrant liability	(704,729)	(23,123)	(681,606)	N.M.
Change in fair value of derivative liability	101,300	2,983,100	(2,881,800)	(97)%
Change in fair value of earnout liability	(50,000)	2,610,000	(2,660,000)	(102)%
Interest expense, net	(691,387)	(598,959)	(92,428)	(15)%
Net loss and comprehensive loss	$(11,136,000)	$(628,590)	$(10,507,410)	(1,672)%
N.M. - Not meaningful

Revenue
Revenue increased by $1,436,252 to $2,798,415 for the three months ended March 31, 2025 from $1,362,163 for the three months ended March 31, 2024. The increase in revenue was primarily attributable to the sale of six QT Breast Scanners in the first quarter of 2025 as compared with three scanners sold in the first quarter of 2024 due to the minimum order quantities (“MOQs”) in accordance with the amended NXC Distribution Agreement, which was executed during the fourth quarter of 2024.
Cost of Revenue

Cost of revenue increased by $384,470 to $986,553 for the three months ended March 31, 2025 from $602,083 for the three months ended March 31, 2024. The increase in cost of revenue was primarily attributable to the sale of six QT Breast Scanners in the first quarter of 2025 as compared with three scanners sold in the first quarter of 2024. Gross margin increased in the three months ended March 31, 2025, as compared to the same period in 2024, due to variability in weighted average costs of inventory.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $209,706 to $852,252 for the three months ended March 31, 2025 from $642,546 for the three months ended March 31, 2024. The increase in research and development expenses was primarily attributable to an increase in employee compensation costs of $236,029.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3,694,870 to $2,001,341 for the three months ended March 31, 2025 from $5,696,211 for the three months ended March 31, 2024. This change was primarily attributable to decrease in transaction expenses of $3,944,924 and professional and outside services costs of $299,972, and an increase in the allocation of $249,585 from selling, general and administrative expenses to cost of revenue, which was partially offset by increases in employee compensation cost of $614,359, insurance cost of $102,250, and information technology cost of $64,759.

Other expense, net
Other expense, net increased by $8,728,522 to $8,749,453 for the three months ended March 31, 2025 from $20,931 for the three months ended March 31, 2024. This increase was primarily due to the extinguishment loss of $2,033,666 for the Yorkville Note and Cable Car Note, $6,640,384 of non-cash expense incurred at issuance of the Lynrock Lake Term Loan, and $90,000 from the Extension Fee for the Cable Car Note.

Change in fair value of warrant liability

Change in fair value of warrant liability decreased by $681,606 to $704,729 during the three months ended March 31, 2025 from $23,123 during the three months ended March 31, 2024. The change in fair value of warrants during the first quarter of 2025 was primarily attributable to the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025.

Change in fair value of derivative liability

Change in the fair value of derivative liability decreased by $2,881,800 to $101,300 during the three months ended March 31, 2025 from $2,983,100 during the three months ended March 31, 2024. The change in fair value of derivatives during the first quarter of 2024 was primarily driven by the decline in the value of our common stock. The derivative liability was extinguished during the three months ended March 31, 2025 as a result of the Termination Agreement with Yorkville.

Change in fair value of earnout liability

Change in the fair value of earnout liability decreased by $2,660,000 to an expense of $50,000 during the three months ended March 31, 2025 from income of $2,610,000 during the three months ended March 31, 2024. The change in fair value of earnout liability during the first quarter of 2024 was primarily driven by the decline in the value of our common stock and changes to the probability of outcome related to a formal FDA clearance for a new indication for the use of our breast scanning systems and our open angle scanner.

Interest expense, net
Interest expense, net increased by $92,428 to $691,387 for the three months ended March 31, 2025 from $598,959 for the three months ended March 31, 2024. This change is primarily driven by the increase in interest expense and amortization of debt discount of $93,280 for the Lynrock Lake Term Loan and $285,961 for the Yorkville Note, which was partially offset by decreases in interest expense and amortization of discount of $221,857 for the private secured convertible bridge financing closed in November 2023 (the “Bridge Loan”) and $52,498 for the convertible promissory note agreement with USCG (the “Convertible Notes Payable”) issued in June 2021.
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

Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $43,076,527 and $31,940,527, respectively. As of March 31, 2025 and December 31, 2024, we had cash and restricted cash and cash equivalents of $3,007,503 and $1,192,104, respectively. Our primary uses of cash are for general working capital requirements, and capital expenditures. Cash flows from operations have been historically negative as we invested in product development, clinical trials, and manufacturing. We expect to be cash flow negative for the foreseeable future, although we may have quarterly results where cash flows from operations are positive.

We and NXC entered into Amended Distribution Agreement, as amended on March 28, 2025, which provides us with MOQs that could result in cash inflows of up to $18.0 million in 2025 and $27.0 million in 2026. Our Canon Manufacturing Agreement with CMSC provides us the ability to scale manufacturing with favorable payment terms of net 90 days to support the delivery of MOQs under the Amended Distribution Agreement. On February 26, 2025, we entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake for a term loan in the aggregate principal amount of $10.1 million and repaid the secured Cable Car Note, and fully settled its obligations under the Yorkville Note and terminated the Yorkville SEPA by paying $3.0 million in cash and issuing a 5-year warrant for 15 million shares. Net of these payments, we had $5.4 million of net proceeds for working capital purposes. On April 24, 2025, we received an additional $500,000 from related persons in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock in another Private Investment in Public Entity (“PIPE”) for working capital purposes. On May 12, 2025, we entered into a subscription agreement for another PIPE investment in an amount of approximately $200,000 that is expected to be closed no later than May 19, 2025, pursuant to which we will issue shares of common stock plus warrants for the purchase of common stock. The proceeds of this PIPE investment will be used for working capital purposes. We believe that the cash received for the Lynrock Lake Term Loan and from the related persons in the April 2025 and May 2025 PIPE investments, and the additional revenue anticipated from MOQs per the Amended Distribution Agreement will be sufficient to fund our current operating plan for at least the next 12 months.
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

Lynrock Lake Term Loan
On February 26, 2025, we entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. The Credit Agreement is secured by a first priority lien on substantially all of our assets and provides for a term loan in the aggregate principal amount of $10,100,000 at an interest rate of 10.0% per annum, compounded quarterly. The maturity date of the Credit Agreement is March 31, 2027. The Lynrock Lake Term Loan shall be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid principal and any outstanding and payable fees.
Subject to the payment of the Make-Whole Amount (as defined in the Credit Agreement), we may at any time prior to the maturity date optionally prepay the term loan, in full or in part, upon irrevocable written notice of three business days prior to the proposed prepayment; provided that if such prepayment is to be funded with the proceeds of a refinancing or disposition, such notice of prepayment may be revoked if the financing or disposition is not consummated; provided further, that any such prepayment made in connection with, or in anticipation of, a Change of Control (as defined in the Credit Agreement) will also be subject to a prepayment premium equal to 20% of the amount of principal being prepaid (the “Prepayment Premium”). Partial prepayments of the term loan shall be in an aggregate principal amount of $250,000 or a whole multiple thereof.
Subject to the payment of the Make-Whole Amount (as defined in the Credit Agreement), at the option of Lynrock Lake, we will make mandatory repayments of the term loan upon the following occurrences:

• If on any date we or any of our subsidiaries will receive any cash proceeds from any Extraordinary Receipt (as defined in the Credit Agreement) in an amount equal to or exceeding $250,000 in the aggregate, we shall prepay the term loan within five business days of receipt of such cash proceeds, in an amount equal to 100% percent of the cash proceeds of such Extraordinary Receipt;

• If any indebtedness will be incurred by us or any subsidiary thereof (excluding any indebtedness that the Credit Agreement permits us to incur), an amount equal to 100% of the net cash proceeds thereof shall be applied on the date of incurrence or receipt toward the prepayment of the term loan;

• If on any date we or any of our subsidiaries will receive net cash proceeds in an amount equal to or exceeding (i) $250,000 in any single transaction or series of related transactions or (ii) $250,000 in the aggregate for all transactions during the term of the Credit Agreement from any Asset Sale (as defined in the Credit Agreement) or Recovery Event (as defined in the Credit Agreement) then we or our subsidiary shall prepay the term loan, on or prior to the date which is five business days after the date of the realization or receipt by us or our subsidiary in an amount equal to 100% percent of such proceeds; and

• Subject to the payment of the Prepayment Premium in addition to the Make-Whole Amount (as defined in the Credit Agreement), in the event that a Change of Control (as defined in the Credit Agreement) will occur, we shall prepay all of the outstanding term loan, on or prior to the date which is two business days after the date of such Change of Control (as defined in the Credit Agreement).

There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of March 31, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.

Furthermore, in connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase common stock, the Lynrock Lake Warrant to purchase 61,000,000 shares of common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Warrant at issuance amounted to $16,496,084.

Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6,640,384, including debt issuance costs of $244,300, in other expense, net within the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
As of March 31, 2025, the outstanding amount of the Lynrock Lake Term Loan was $697 net of the unamortized debt discount of $10,099,303, and accrued interest of $92,583.
Related Party Convertible Notes Payable
In July 2020, we issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of March 31, 2025, an aggregate of 256,109 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the these convertible notes was extended to October 21, 2027.
As of March 31, 2025 and December 31, 2024, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $592,887 and $550,430, respectively.
Related Party Working Capital Loan
On May 3, 2023, we issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of December 31, 2023 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5, Inc.; (ii) the date we wind up; or (iii) December 31, 2023. On March 4, 2024, the Working Capital Note was

agreed to be amended and subordinated pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note issued to Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.
Cash Flows
The following table provides information regarding our cash flows for the periods presented:

	For Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,536,799)	$(5,975,515)
Net cash provided by financing activities	5,352,198	11,431,060
Net increase in cash and restricted cash and cash equivalents	$1,815,399	$5,455,545
Net Cash Used In Operating Activities
Net cash used in operating activities was $3,536,799 for the three months ended March 31, 2025 as compared to $5,975,515 for the three months ended March 31, 2024. The primary use of our cash was to fund research and development and general and administrative expenses. Net cash used for the three months ended March 31, 2025 consisted of a net loss of $11,136,000, adjusted for non-cash expenses primarily including depreciation and amortization of $37,630, stock-based compensation of $100,716, loss on issuance of the Lynrock Lake Term Loan of $6,640,384, debt extinguishment loss of $2,033,666, debt modification expense of $90,000, non-cash interest of $476,916, increase in fair value of warrant liability of $704,729, decrease in fair value of derivative liability of $101,300, increase in fair value of earnout liability of $50,000, and the net change in operating assets and liabilities of $2,424,763. The net change in operating assets and liabilities was primarily due an increase accounts receivable of $2,715,285 and an increase in prepaid expenses and other current assets of $635,266, partially offset by an increase in accounts payable of $60,685, an increase in accrued expenses and other current liabilities of $466,467, a decrease in inventory of $268,318 and an increase in other current liabilities of $135,040.
Net cash used for the three months ended March 31, 2024 consisted of a net loss of $628,590, adjusted for non-cash expenses including depreciation and amortization of $98,873, stock-based compensation of $38,984, fair value of common stock issued in exchange for services and in connection with non-redemption agreements of $3,714,694, issuance of common stock in connection with a stock subscription agreement of $206,000, non-cash interest of $298,605, non-cash operating lease expense of $5,369, increase in fair value of warrant liability of $23,123, decrease in fair value of derivative liability of $2,983,100, decrease in fair value of earnout liability of $2,610,000, and the net change in operating assets and liabilities of $4,130,025. The net change in operating assets and liabilities was primarily due an increase accounts receivable of $482,357, an increase in prepaid expenses and other current assets of $879,508, a decrease in accounts payable of $2,118,345, a decrease in accrued expenses and other current liabilities of $1,319,572, and a decrease of deferred revenue of $3,968, partially offset by a decrease in inventory of $586,413 and increase in other liabilities of $87,312.
Net Cash Provided By Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $5,352,198, primarily due to $10,000,000 of net proceeds received from issuance of long-term debt related to the Lynrock Lake Term Loan, partially offset bythe repayment of long-term debt of $4,647,802 related to the Yorkville Note, Cable Car Note, and the loans from US Bank (the “PPP Loans”).
During the three months ended March 31, 2024, net cash provided by financing activities was $11,431,060, primarily due to $10,525,000 of net proceeds received from issuance of long-term debt related to the Yorkville Pre-Paid Advance and the Cable Car Note, net proceeds of $1,238,530 received from the business combination of QT Imaging and GigCapital5 (the “Merger”), and cash proceeds of $500,000 received from issuance of common stock pursuant to a subscription agreement, partially offset by repayment of the Bridge Loan of $800,000, and repayments against the PPP Loans of $32,470.

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
•Expand or enhance our distribution with third-party distribution channels outside of the U.S.;
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
•The costs, timing, and outcomes of regulatory review of applications for expanded clearances for the QT Breast Scanner;
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
Emerging Growth Company
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Critical Accounting and Estimates
See Part II, Item 7 “Critical Accounting and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted
See Note 1 to the unaudited condensed consolidated financial statements for a discussion of recently adopted accounting standards.
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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Material Weaknesses Identified

In connection with the audit of the consolidated financial statements as of and for the fiscal year ended December 31, 2024, we identified a misstatement in the condensed consolidated financial statements for the three-month period ended March 31, 2024, six-month period ended June 30, 2024 and nine-month period ended September 30, 2024 as a result of the material weakness related to technical accounting previously identified for the quarter ended March 31, 2024. We have made significant progress in our remediation efforts during the year ended December 31, 2024 and the quarter ended March 31, 2025, which included implementing technology, hiring personnel, and other activities, including engaging external resources and, as a result, have remediated the material weakness related to technical accounting as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, the Company implemented internal controls for the review of technical accounting analyses prepared by third-party technical accounting experts related to significant and non-standard transactions. There were no other changes in our internal control over financial reporting that occurred in the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report for the fiscal year ending December 31, 2024 (the “Annual Report”) with the following risk factors. Any of these risk factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
•our ability to have our products accepted by hospitals, clinics and medical professionals, including radiologists, and to have a sufficient number of radiologists who are trained and can review the images generated by the QT Breast Scanner;
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
•the effects of tariffs or other restrictions related to “trade wars”;
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
•the ability to obtain additional clearances and approvals from the FDA for current and future products;
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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of March 31, 2025 and December 31, 2024, we had working capital of $4.5 million and a working capital deficit of $4.9 million, respectively, and an accumulated deficit of approximately $43.1 million and $31.9 million, respectively. For the three months ended March 31, 2025 and 2024, we incurred net losses of approximately $11.1 million and $0.6 million, respectively. For the three months ended March 31, 2025 and 2024, we used cash in operations of $3.5 million and $6.0 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
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
The shares already registered for resale currently represent over 50% of the total number of shares outstanding, based on the number of shares of common stock outstanding as of May 12, 2025. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on May 12, 2025, certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors. For example, members of our founding stockholder, GigAcquisitions5, who received a distribution of shares from GigAcquisitions5 for which there is an effective resale registration statement, have a cost basis in up to 5,735,000 shares of common stock that were acquired at an effective purchase price of $0.0043592 per share, and, therefore, based on the closing price of the common stock on May 12, 2025, could earn an aggregate profit of approximately $4,835,412 from the resale of such shares.
To the extent that the selling securityholders under any of our registration statements on Form S-1 sell their shares or are perceived by the market as intending to sell them, the market price of shares of common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.
As of March 31, 2025, the Company had 23,889,364 warrants outstanding that were exercisable for cash at an exercise price of $2.30 per share, and an additional 4,383,558 warrants outstanding that would become exercisable for cash on May 22, 2025 with an exercise price of $0.672 per share. On February 26, 2025, the Company issued a warrant to purchase 61,000,000 shares of common stock to Lynrock Lake and a warrant to purchase 15,000,000 shares of common stock to YA II PN, Ltd. which are exercisable on a "cashless basis" with an exercise price of $0.40 per share as part of the $10.1 million term loan received from Lynrock Lake and cancellation of debt with YA II PN, Ltd. The exercise of any of these warrants would result in the issuance of shares which could then be sold.
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
As of March 31, 2025, 889,364 private warrants were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the private warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

On February 26, 2025, the Company issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 61,000,000 shares of common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. As of March 31, 2025, the Lynrock Lake Warrant to purchase 61,000,000 shares of common stock was outstanding.On February 26, 2025, the Company issued to Yorkville a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.40 per share pursuant to the Yorkville Warrant. The Yorkville Warrant is exercisable until February 26, 2030. As of March 31, 2025, the Yorkville Warrant to purchase 15,000,000 shares of common stock was outstanding. Both the Lynrock Lake Warrant and Yorkville Warrant are classified as liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the Current Report on Form 8-K that the Company filed with the SEC on April 10, 2025 for information regarding a private placement that occurred in April 2025, subsequent to the quarter to which this Quarterly Report pertains.

The Company entered into a Securities Purchase Agreement, dated May 12, 2025 (the “Recanati Securities Purchase Agreement”), with Leon Recanati (the “Purchaser”) for a private placement (the “May 2025 Private Placement”) of securities. At the closing of the May 2025 Private Placement, the Company will issue (i) 205,339 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”); and (ii) a Common Stock Purchase Warrant (the “Recanati Warrant” and together with the Shares, the “Securities”) with a term of five years from the initial exercise date to purchase up to an additional 205,339 shares of Common Stock (all of such shares issuable upon exercise of the Recanati Warrant, the “Recanati Warrant Shares”).

The purchase price of each Share is $0.974, which represents 110% of the five-day volume weighted trading price for the Common Stock through May 9, 2025 (the “Per Share Purchase Price”), and the per share exercise price of the Recanati Warrant is $1.12. The aggregate gross proceeds to the Company from the May 2025 Private Placement will be approximately $200,000, before deducting the offering expenses payable by the Company, which expenses consist solely of legal fees. The Company intends to use the net proceeds from the offering for working capital purposes.

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

Securities Purchase Agreement

The Recanati Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Purchaser, and customary closing conditions, indemnification rights, and other obligations of the parties. The May 2025 Private Placement is expected to be closed by May 19, 2025. Under the Recanati Securities Purchase Agreement, the Company agreed to use the net proceeds from the sale of the Recanati Securities for working capital purposes and to not use such proceeds: (a) for the redemption of any Common Stock or Common Stock Equivalents (as defined in the Recanati Securities Purchase Agreement), or (b) in violation of the Foreign Corrupt Practices Act of 1977, as amended, or the regulations promulgated by the Office of Foreign Assets Control of the U.S. Treasury Department. The Recanati Securities Purchase Agreement is governed by the laws of the State of New York.

The foregoing summary of the Recanati Securities Purchase Agreement is qualified in its entirety by reference to the Recanati Securities Purchase Agreement, a copy of which is filed with this Quarterly Report as Exhibit 10.10, and the terms of which are incorporated in this Quarterly Report by reference.

Warrants

The Recanati Warrant will be exercisable for 205,339 shares of Common Stock at an exercise price of $1.12 per share, and be exercisable beginning 6 months after its issuance at the closing of the Private Placement and ending 5 years after such issuance.

The foregoing summary of the Recanati Warrants is qualified in its entirety by reference to the forms of Recanati Warrant which is attached as Exhibit C to Exhibit 10.10 filed with this Quarterly Report, the terms of which are incorporated in this Quarterly Report by reference.

Registration Rights Agreement

In connection with the May 2025 Private Placement, the Company entered into a Registration Rights Agreement with the Purchaser, dated May 12, 2024 (the “Recanati Registration Rights Agreement”). The Recanati Registration Rights Agreement provides that the Company shall file a registration statement covering the resale of all Registrable Securities (as defined in the Recanati Registration Rights Agreement) with the Securities Exchange Commission (the “SEC”) no later than the 30th calendar day following the date of the Recanati Registration Rights Agreement, and have the registration statement declared effective by the SEC as promptly as practicable after the filing thereof, but in any event no later than the 60th calendar day following the date of the Recanati Registration Rights Agreement, or in the event of a “full review” by the SEC, the 90th day following the date of the Recanati Registration Rights Agreement.

Upon the occurrence of any Event (as defined in the Recanati Registration Rights Agreement), which, among others, prohibits the Purchaser from reselling the Securities for more than ten consecutive calendar days or more than an aggregate of twenty calendar days during any twelve-month period, the Company is obligated to pay to the Purchaser, on each monthly anniversary of each such Event, an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 0.5% multiplied by the aggregate subscription amount paid by the Purchaser pursuant to the Recanati Securities Purchase Agreement.

All fees and expenses incident to the performance of or compliance with the Recanati Registration Rights Agreement by the Company will be borne by the Company, whether or not any Shares or Recanati Warrant Shares are sold pursuant to a registration statement.

The foregoing summary of the Recanati Registration Rights Agreement is qualified in its entirety by reference to the form of Recanati Registration Rights Agreement, a copy of which is filed with this Quarterly Report as Exhibit 10.11, and the terms of which are incorporated in this Quarterly Report by reference.
Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1*	Second Amended and Restated Certificate of Incorporation of QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on March 8, 2024)

3.2*	Amended and Restated Bylaws of QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on March 8, 2024).

4.1*
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on September 28, 2021)

4.2*
Warrant to Purchase Common Stock, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 4.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

4.3*
Warrant to Purchase Common Stock, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

10.1*
Third Omnibus Amendment, dated January 9, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 10, 2025)

10.2*
Omnibus Amendment, dated January 9, 2025, by and between QT Imaging Holdings, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 10, 2025)

10.3*
Sublease, dated as of January 23, 2025, by and among QT Imaging Holdings, Inc. and QT Imaging Center.(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 24, 2025)

10.4*
Credit Agreement, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

10.5*
Termination Agreement, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

10.6*†
Manufacturing Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and Canon Medical Systems Corporation (incorporated by reference to Exhibit 10.46 to QT Imaging Holdings’ Annual Report on Form 10-K filed with the SEC on March 31, 2025)

10.7*†
Amendment No. 1 to Amended and Restated Distribution Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and NXC Imaging, Inc. (incorporated by reference to Exhibit 10.47 to QT Imaging Holdings’ Annual Report on Form 10-K filed with the SEC on March 31, 2025)

10.8*†
Securities Purchase Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025)

10.9*
Registration Rights Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025)

10.10†	Securities Purchase Agreement, dated May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers

10.11	Registration Rights Agreement, dated May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)
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

† Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv) because such portions are not material and are the type of information that the Company treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of the exhibit, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QT IMAGING HOLDINGS, INC.

Dated: May 13, 2025	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: May 13, 2025	/s/ Anastas Budagov
Name: Anastas Budagov
Title: Chief Financial Officer