Form 10-Q
period 2025-06-30
QT IMAGING HOLDINGS, INC.
filed 2025-08-07
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-40839
_________________________
QT Imaging Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	86-1728920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Hamilton Landing, Suite 160 Novato, CA	94949
(Address of Principal Executive Offices)	(Zip Code)
(650) 276-7040
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of August 6, 2025, the registrant had 28,743,577 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$2,022,180	$1,172,104
Restricted cash and cash equivalents	20,000	20,000
Accounts receivable	3,651,310	67,119
Inventory	3,231,098	3,140,719
Prepaid expenses and other current assets	1,743,304	516,552
Total current assets	10,667,892	4,916,494
Property and equipment, net	166,676	195,783
Operating lease right-of-use assets, net	758,099	935,246
Other assets	39,150	39,150
Total assets	$11,631,817	$6,086,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,595,789	$803,286
Accrued expenses and other current liabilities	4,210,416	3,549,954
Current maturities of long-term debt	36,698	4,985,833
Deferred revenue	34,286	49,365
Operating lease liabilities, current	429,350	405,678
Total current liabilities	6,306,539	9,794,116
Long-term debt	71,601	9,197
Related party notes payable	3,848,725	3,848,725
Operating lease liabilities	437,411	656,955
Warrant liability	25,791	22,234
Derivative liability	—	303,300
Earnout liability	280,000	440,000
Other liabilities	986,044	550,430
Total liabilities	11,956,111	15,624,957
Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 28,643,478 and 26,768,210 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,864	2,676
Additional paid-in capital	46,750,884	22,399,567
Accumulated deficit	(47,078,042)	(31,940,527)
Total stockholders’ deficit	(324,294)	(9,538,284)
Total liabilities and stockholders’ deficit	$11,631,817	$6,086,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$3,659,414	$1,714,035	$6,457,829	$3,076,198
Cost of revenue	1,832,337	839,484	2,818,890	1,441,567
Gross profit	1,827,077	874,551	3,638,939	1,634,631
Operating expenses:
Research and development	900,694	925,082	1,752,946	1,567,628
Selling, general and administrative	1,969,362	2,169,541	3,970,703	7,865,752
Total operating expenses	2,870,056	3,094,623	5,723,649	9,433,380
Loss from operations	(1,042,979)	(2,220,072)	(2,084,710)	(7,798,749)
Other income (expense), net	9,498	(187,394)	(8,739,955)	(208,325)
Change in fair value of warrant liability	(2,796,350)	213,942	(3,501,079)	190,819
Change in fair value of derivative liability	—	1,729,700	101,300	4,712,800
Change in fair value of earnout liability	210,000	310,000	160,000	2,920,000
Interest expense, net	(378,902)	(1,095,050)	(1,070,289)	(1,694,009)
Loss before income tax expense	(3,998,733)	(1,248,874)	(15,134,733)	(1,877,464)
Income tax expense	2,782	—	2,782	—
Net loss and comprehensive loss	(4,001,515)	(1,248,874)	(15,137,515)	(1,877,464)
Less: deemed dividend related to the modification of equity classified warrants	—	(5,185,502)	—	(5,185,502)
Net loss and comprehensive loss attributable to common stockholders	$(4,001,515)	$(6,434,376)	$(15,137,515)	$(7,062,966)

Net loss per share - basic and diluted	$(0.14)	$(0.30)	$(0.54)	$(0.41)
Weighted-average number of common shares used in computing net loss per common share	28,352,574	21,440,447	27,936,371	17,333,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and six months ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 31, 2025	27,653,210	$2,765	$22,866,404	$(43,076,527)	$(20,207,358)
Issuance of shares of common stock related to private placements	990,268	99	298,631	—	298,730
Issuance of warrants related to private placements	—	—	380,511	—	380,511
Reclassification of warrant liability upon warrant modification	—	—	22,986,128	—	22,986,128
Stock-based compensation	—	—	219,210	—	219,210
Net loss	—	—	—	(4,001,515)	(4,001,515)
Balance, June 30, 2025	28,643,478	$2,864	$46,750,884	$(47,078,042)	$(324,294)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 31, 2024	21,437,216	$2,144	$13,482,441	$(18,398,735)	$(4,914,150)
Issuance of common stock to settle transaction expenses	4,200	—	3,655	—	3,655
Deemed dividend related to modification of equity classified warrants	—	—	5,185,502	(5,185,502)	—
Net loss				(1,248,874)	(1,248,874)
Balance, June 30, 2024	21,441,416	$2,144	$18,671,598	$(24,833,111)	$(6,159,369)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2025	26,768,210	$2,676	$22,399,567	$(31,940,527)	$(9,538,284)
Conversion of long term debt into shares of common stock	885,000	89	366,121	—	366,210
Issuance of shares of common stock related to private placements	990,268	99	298,631	—	298,730
Issuance of warrants related to private placements	—	—	380,511	—	380,511
Reclassification of warrant liability upon warrant modification	—	—	22,986,128	—	22,986,128
Stock-based compensation	—	—	319,926	—	319,926
Net loss	—	—	—	(15,137,515)	(15,137,515)
Balance, June 30, 2025	28,643,478	$2,864	$46,750,884	$(47,078,042)	$(324,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and six months ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2024	27,941,290	$27,941	$12,430,125	$(17,770,145)	$(5,312,079)
Reverse recapitalization	(18,365,365)	(26,983)	26,983	—	—
As adjusted, beginning of period (1)	9,575,925	958	12,457,108	(17,770,145)	(5,312,079)
Merger recapitalization	7,898,954	790	(12,939,955)	—	(12,939,165)
Issuance of common stock pursuant to a subscription agreement	200,000	20	705,980	—	706,000
Conversion of a note payable	359,266	36	3,233,352	—	3,233,388
Conversion of a bridge loan	100,000	10	199,990	—	200,000
Net exercise of warrants	5,594	1	(1)	—	—
Issuance of common stock in connection with the Pre-Paid Advance	1,000,000	100	1,866,184	—	1,866,284
Issuance of common stock in connection with the Cable Car Note	180,000	18	446,315	—	446,333
Issuance of common stock related to non-redemption extension agreements	427,477	42	1,508,951	—	1,508,993
Issuance of common stock related to early investor consideration	150,000	15	529,485	—	529,500
Issuance of common stock to settle transaction expenses	1,544,200	154	5,439,703	—	5,439,857
Stock-based compensation	—	—	38,984	—	38,984
Deemed dividend related to modification of equity classified warrants	—	—	5,185,502	(5,185,502)	—
Net loss	—	—	—	(1,877,464)	(1,877,464)
Balance, June 30, 2024	21,441,416	$2,144	$18,671,598	$(24,833,111)	$(6,159,369)

(1) Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,137,515)	$(1,877,464)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,924	184,775
Stock-based compensation	319,926	38,984
Warrant modification expense	—	200,513
Loss on issuance of the Lynrock Lake Term Loan	6,640,384	—
Debt extinguishment loss	2,033,666	—
Debt modification expense	90,000	—
Provision for credit losses	—	1,290
Fair value of common stock issued in exchange for services and in connection with non-redemption agreements	—	3,718,349
Loss on issuance of common stock in connection with a subscription agreement	—	206,000
Non-cash interest	547,820	1,200,670
Non-cash operating lease income	(18,725)	(11,876)
Change in fair value of warrant liability	3,501,079	(190,819)
Change in fair value of derivative liability	(101,300)	(4,712,800)
Change in fair value of earnout liability	(160,000)	(2,920,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,584,191)	(669,138)
Inventory	(90,379)	1,352,734
Prepaid expenses and other current assets	(1,226,752)	(553,691)
Accounts payable	771,743	(2,280,535)
Accrued expenses and other current liabilities	938,963	51,572
Deferred revenue	(15,079)	(315,873)
Other liabilities	435,614	(377,772)
Net cash used in operating activities	(4,978,822)	(6,955,081)

Cash flows from investing activities:
Purchases of property and equipment	(46,818)	(26,977)
Net cash used in investing activities	(46,818)	(26,977)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	700,000	—
Proceeds from issuance of common stock pursuant to subscription agreement, net of issuance costs	—	500,000
Proceeds from long-term debt, net of issuance costs	10,000,000	10,525,000
Repayment of long-term debt	(4,674,284)	(65,018)
Repayment of bridge loans	—	(800,000)
Payment of deferred issuance costs	(150,000)	—
Proceeds from the Merger, net of transaction costs	—	1,238,530
Net cash provided by financing activities	5,875,716	11,398,512
Net increase in cash and restricted cash and cash equivalents	850,076	4,416,454
Cash and restricted cash and cash equivalents, beginning of year	1,192,104	184,686
Cash and restricted cash and cash equivalents, end of year	$2,042,180	$4,601,140
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,379	$161,013
Supplemental disclosures of noncash investing and financing activities:

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Purchases of equipment included in accounts payable	$—	$7,613
Fair value of embedded derivatives upon issuance of convertible debt	—	5,120,900
Fair value of common stock issued with convertible debt	—	2,312,617
Transfer of equipment to inventory	—	289,214
Conversion of accrued interest into common stock	174,397	—
Extinguishment of accrued expenses in exchange for common stock	—	3,760,000
Debt issuance costs included in accrued expenses	144,300	40,740
Conversion of long-term debt into common stock	182,682	3,433,388
Fair value of warrants issued in exchange for issuance of long-term debt	16,496,084	—
Unpaid issuance costs related to sale of common stock and warrants	20,759	—
Deferred issuance costs included in accrued expenses	7,685	—
Reclassification of warrant liability upon warrant modification	22,986,128	—
Deemed dividend	—	5,185,502

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

These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's condensed consolidated results for the periods presented. The condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $47,078,042 as of June 30, 2025. During the six months ended June 30, 2025, the Company incurred a net loss of $15,137,515 and used $4,978,822 of cash in operating activities. The Company expects to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

On February 26, 2025, the Company entered into a credit agreement (the “Credit Agreement”) that provides a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake Master Fund LP (“Lynrock Lake”) for a term loan in the aggregate principal amount of $10.1 million and repaid the secured note purchase agreement (the “Cable Car Note”) with Funicular Funds, LP (“Cable Car”) issued in February 2024, and fully settled its obligations under the promissory note (the “Yorkville Note”) issued to YA II PN, LTD (“Yorkville”) on March 4, 2024 and terminated the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville by paying $3.0 million in cash and issuing a 5-year warrant to purchase 15 million shares of common stock. Net of these payments, the Company had $5.4 million of net proceeds for working capital purposes. On April 24, 2025, the Company received an additional $500,000 from related persons in exchange for issuance of shares of common stock plus warrants for the purchase of common stock in another Private Investment in Public Entity (“PIPE”) for working capital purposes. On May 12, 2025, the Company entered into a subscription agreement for another PIPE investment in an amount of approximately $200,000 that closed on May 12, 2025, pursuant to which the Company issued shares of common stock plus warrants for the purchase of common stock. The proceeds of this PIPE investment will be used for working capital purposes.

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

Revised Condensed Consolidated Financial Statements

The Company has revised its condensed consolidated financial statements for the six months ended June 30, 2024 to correct a misstatement identified related to the initial recognition of the earnout liability associated with the Merger. The Company assessed the materiality of this misstatement in accordance with SEC Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material. As such, the correction of the error for the affected periods will be reflected prospectively in the Quarterly Reports on Form 10-Q for fiscal year 2025. Refer to the schedules in Note 17 in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 and Note 16 - Revised Financial Statements for effects of this revision.
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

Significant customers represent 10% or more of the Company’s total revenue or accounts receivable balance for the period ended as of each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable were as follows:

			Revenue
	Accounts Receivable, Net		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Customers:
Customer A	99%	13%	99%	75%	98%	56%
Customer B	*	*	*	*	*	30%
Customer C	*	12%	*	24%	*	13%
Customer D	*	62%	*	*	*	*
	99%	87%	99%	99%	98%	99%

*Total less than 10% for the period.

There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer which is a party to a contract with the Company under which the Company derives revenue terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods. However, as the Company has entered into a Distribution Agreement (“NXC Distribution Agreement”) with NXC on June 18, 2024, and as amended by the Amended Distribution Agreement on December 11, 2024, which was further amended on March 28, 2025, by which the Company appointed NXC as the exclusive reseller to market, advertise, and resell certain equipment in the U.S. and U.S. territories, the Company expects that NXC will make up a significant portion of revenues in each period in which such NXC Distribution Agreement is in effect. Customer A in the concentration table above is NXC. NXC has executed agreements with other distributors across the U.S. Territories to strengthen its sales channels.
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

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Common stock warrants	106,048,119	23,889,364
Potential shares from Pre-Paid Advance	—	11,626,337
Merger consideration earnout shares	6,000,000	9,000,000
Potential shares from Cable Car Note	—	750,000
Potential shares from convertible notes	259,052	247,250
Options outstanding	3,320,999	—
	115,628,170	45,512,951
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

In May 2025, the FASB issued ASU 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. This standard requires that a grantor apply the guidance in Topic 718, Compensation-Stock Compensation, to measure and classify share-based consideration payable to a customer. It also requires that if share-based consideration payable to a customer contains vesting conditions, the grant must determine whether the vesting conditions represent service conditions or performance conditions. This standard will become effective for all entities for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company does not expect this guidance to impact its condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on its consolidated financial statements and related disclosures.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2025	December 31, 2024
Assets:
Certificate of deposit	2	$20,000	$20,000
Liabilities:
Warrant Liability	2	$25,791	$22,234
Earnout liability	3	$280,000	$440,000
Derivative liability	3	$—	$303,300
Warrant Liability
The Company has determined that the warrants that were a constituent part of (i) the private placement units that were issued in a private placement sale by GigCapital5 prior to the Merger and (ii) the private placement units that were issued upon conversion of working capital notes issued by GigCapital5 prior to the Merger, which conversion occurred concurrent with the Merger (“Private Warrants”) are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). The Company determined that the fair value of each Private Warrants approximates the fair value of a Public Warrant. Accordingly, the Private Warrants are valued upon observable data and have been classified as Level 2 financial instruments. As of June 30, 2025 and December 31, 2024, a total of 889,364 Private Warrants were outstanding at an approximate fair value of $0.029 and $0.025 per warrant, respectively. See Note 10.
The activity for the fair value of the warrant liability during the three and six months ended June 30, 2025 were as follows:

Private Warrants
Beginning balance, January 1, 2025	$22,234
Change in fair value	(13,252)
Ending balance, March 31, 2025	8,982
Change in fair value	16,809
Ending balance, June 30, 2025	$25,791

On February 26, 2025, the Company entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. In connection with the Lynrock Lake Term Loan, the Company issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase Common Stock (the “Lynrock Lake Warrant”), a warrant to purchase 61,000,000 shares of common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to ASC 815-40, Derivatives and Hedging:

Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheets. The Company determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model.

Significant assumptions used in the valuation of the fair value of the Lynrock Lake Warrant as of issuance on February 26, 2025 and as of modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$0.40	$0.50
Exercise price	$0.40	$0.40
Expected warrant term (years)	10.0	9.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.3%	4.4%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Lynrock Lake Warrant during the three and six months ended June 30, 2025 were as follows:

Lynrock Lake Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	16,496,084
Change in fair value	606,186
Ending balance, March 31, 2025	17,102,270
Change in fair value	2,294,669
Reclassification of warrant liability upon warrant modification	(19,396,939)
Ending balance, June 30, 2025	$—

On February 26, 2025, the Company issued to Yorkville a warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.40 per share pursuant to a Warrant to Purchase Common Stock (the “Yorkville Warrant”) to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. Yorkville may cashless exercise the Yorkville Warrant. The Yorkville Warrant is also subject to adjustments in the event that the Company’s common stock undergoes a split, reverse-split or similar event. Furthermore, the Yorkville Warrant has provided the holder with piggyback registration rights. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheets. The Company determined the fair value of the Yorkville Warrant using the Black-Scholes Model.
Significant assumptions used in the valuation of the fair value of the Yorkville Warrant as of issuance on February 26, 2025 and as of modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$0.40	$0.50
Exercise price	$0.40	$0.40
Expected warrant term (years)	5.0	4.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%

The activity for the fair value of the Yorkville Warrant during the three and six months ended June 30, 2025 were as follows:

Yorkville Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	2,992,522
Change in fair value	111,795
Ending balance, March 31, 2025	3,104,317
Change in fair value	484,872
Reclassification of warrant liability upon warrant modification	(3,589,189)
Ending balance, June 30, 2025	$—

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

Significant assumptions used in the valuation of the fair value of the earnout liability as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Fair value of common stock	$1.33	$0.49
Volatility of revenue	24.0%	23.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	3.9%	4.2%
Risk premium	3.1%	2.7%
Cost of debt	15.5%	15.5%
Credit risk spread	11.6%	11.3%
Equity volatility	110.0%	120.0%

The activity for the fair value of the earnout liability for the three and six months ended June 30, 2025 were as follows:

Earnout Liability
Beginning balance, January 1, 2025	$440,000
Change in fair value	50,000
Ending balance, March 31, 2025	490,000
Change in fair value	(210,000)
Ending balance, June 30, 2025	$280,000

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

Significant assumptions used in the valuation of the fair value of the derivative liability as of December 31, 2024 and February 26, 2025 were as follows:

	December 31, 2024	February 26, 2025
Fair value of common stock	$0.49	$0.41
Term in years	1.26	1.11
Volatility	120.0%	125.0%
Risk-free rate	4.2%	4.1%
Debt discount	30.0%	30.0%
The activity for the fair value of the derivative liability during the six months ended June 30, 2025 was as follows:

Derivative Liability
Beginning balance, January 1, 2025	$303,300
Extinguishment upon Termination Agreement	(202,000)
Change in fair value	(101,300)
Ending balance, March 31, 2025 and June 30, 2025	$—
The extinguishment of the derivative liability of $0 and $202,000 was recorded in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025, respectively.
4.    Inventory
Inventory consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Raw materials	$2,396,311	$2,551,947
Work in process	826,728	278,869
Finished goods	8,059	309,903
Total	$3,231,098	$3,140,719

5.    Property and Equipment, Net
Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024:

	Useful Life	June 30, 2025	December 31, 2024
Scanners	5 Years	$1,904,491	$1,904,491
Computer and lab equipment	3-5 Years	1,471,330	1,424,513
Leasehold improvements	Various	421,266	421,266
Software	3 Years	50,374	50,374
Furniture and fixtures	7 Years	82,336	82,336
		3,929,797	3,882,980
Less: accumulated depreciation		(3,763,121)	(3,687,197)
		$166,676	$195,783
Depreciation expense was $38,293 and $42,233 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $75,924 and $94,636 for the six months ended June 30, 2025 and 2024, respectively.
6.    Balance Sheet Details
Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Prepaid insurance	$268,240	$179,143
Other receivable	665,165	131,865
Deferred issuance costs	157,685	—
Other	652,214	205,544
Total	$1,743,304	$516,552

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued legal	$1,925,900	$1,867,107
Accrued personnel costs	950,214	963,865
Accrued excise taxes	13,790	207,358
Accrued advisory fee	5,400	100,000
Purchase commitment	665,145	—
Other	649,967	411,624
Total	$4,210,416	$3,549,954
7.    Long-Term Debt
Yorkville Pre-Paid Advance
On March 4, 2024, the Company received the Pre-Paid Advance of $10,000,000 from Yorkville and issued Yorkville the Yorkville Note in the amount of $10,000,000 for such Pre-Paid Advance that was originally due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of the Company's common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of QT Imaging which converted in the aggregate into 1,000,000 shares of the Company's common stock upon the completion of the Business Combination. In accordance with Accounting Standards Codification (“ASC”) 470-20, the proceeds of $10,000,000 were recorded between the promissory note and common stock less debt origination costs of $975,000, consisting of a $375,000 commitment fee for the SEPA and an original issue discount of 6% for the Yorkville Note, on a relative fair value basis. Expenses related to a structuring fee was $0 and $20,000 for the three and six months ended June 30, 2024, respectively, and was included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As noted in Note 3 - the Pre-Paid Advance contained Derivatives that were bifurcated and recorded a separate instrument. The initial value of the Derivatives of the $5,120,900 was recorded as a debt discount against the Pre-Paid Advance.
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

On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3,000,000 in cash and issued to Yorkville a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.40 per share pursuant to the Yorkville Warrant to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. The Company and Yorkville also entered into that certain Termination Agreement, dated February 26, 2025, pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025. The fair value of the Yorkville Warrant at issuance amounted to $2,992,522. As a result of the extinguishment of the Yorkville Note, the Company recorded an expense of $0 and $1,940,216, respectively, in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.
As of December 31, 2024, the outstanding amount of the Yorkville Note was $3,532,591, net of the unamortized debt discount of $4,807,820 and accrued interest of $155,203. Interest expense, including amortization of debt issuance costs, for the three months ended June 30, 2025 and 2024 was $0 and $953,436, respectively. Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2025 and 2024 was $519,591 and $1,187,066, respectively.

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
On January 9, 2025, the Company and Cable Car entered into an Omnibus Amendment (the “Cable Car Amendment”) to amend certain terms of the Cable Car Note, including a reduction of the conversion price for the Cable Car Note to $0.584 per share. Further, the Cable Car Amendment provides that the maturity date for the Cable Car Note shall be extended to March 31, 2026, in consideration for which, the Company shall pay an extension fee (the “Extension Fee”) of $90,000 to Cable Car, with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee shall also be converted. No interest shall accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest shall accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest shall be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest shall also be converted. In addition, in connection with any sale, assignment, transfer, or other disposition (a “Cable Car Sale”) of any shares into which the Cable Car Note is converted pursuant to its terms, the Cable Car Amendment provides that to the extent such Cable Car Sale is made pursuant to Rule 144, provided that Rule 144 is available as an exemption from the registration requirements for such Cable Car Sale, if requested by Cable Car and upon delivery by Cable Car of such customary representations and other documentation reasonably acceptable to the Company in connection with transactions relying upon Rule 144, the Company shall use commercially reasonable efforts to cause its transfer agent to remove any restrictive legends related to the book entry account holding such shares sold or disposed of by Cable Car without restrictive legends within two business days of such request. The Company recorded the Extension Fee of $0 and $90,000 in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1,625,000 in cash to fully settle and discharge the Company’s obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed. As a result of the extinguishment of the Cable Car Note, the Company recorded an expense of $0 and $93,450 in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025, respectively.
As of December 31, 2024, the outstanding amount of the Cable Car Note was $1,366,458, net of unamortized issuance costs of $133,542. Interest expense, including amortization of debt issuance costs, for the three months ended June 30, 2025 and 2024 was $0 and $98,217, respectively. Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2025 and 2024 was $36,386 and $125,739, respectively.

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

There are no requirements to make any prepayment in the event that the Company sells any of its capital stock. In addition, at the option of Lynrock Lake, the Company shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if the Company or its subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of

June 30, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.

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

Upon issuance of the Lynrock Lake Term Loan, the Company recorded a loss of $6,640,384, including debt issuance costs of $244,300, in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

As of June 30, 2025, the outstanding amount of the Lynrock Lake Term Loan was $71,601, net of the unamortized debt discount of $10,028,399, and accrued interest of $350,229. Interest expense, including amortization of debt issuance costs, for the three months ended June 30, 2025 and 2024 was $328,550 and $0, respectively. Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2025 and 2024 was $421,830 and $0, respectively.

Future principal payments on the long-term debt as of June 30, 2025 are as follows:

Year ending December 31:
2025 (remaining)	$27,501
2026	9,197
2027	10,100,000
Total payments	10,136,698
Less: Unamortized debt issuance costs	(10,028,399)
Less: Current maturities of long-term debt	(36,698)
Long-term debt	$71,601
8.    Leases
The Company leases its operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects the Company’s ROU assets and lease liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets:
Operating lease ROU assets, net	$758,099	$935,246
Liabilities:
Operating lease liabilities, current	$429,350	$405,678
Operating lease liabilities	437,411	656,955
	$866,761	$1,062,633

The following table presents supplemental cash flow information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2024	2023
Operating cash flows from operating leases	$118,164	$114,722	$235,157	$228,308

As of June 30, 2025, the maturity of operating lease liabilities was as follows:

Year ending December 31:
2025 (remaining)	$241,006
2026	490,449
2027	206,864
Total payments	938,319
Less: Interest	(71,558)
Present value of obligations	$866,761

The operating lease expense for the three months ended June 30, 2025 and 2024 was $113,970 and $113,748, respectively, of which $5,754 and $5,532, respectively, were related to leases with a term of less than 12 months. The operating lease expense for the six months ended June 30, 2025 and 2024 was $227,718 and $227,283, respectively, of which $11,286 and $10,851, respectively, were related to leases with a term of less than 12 months.
As of June 30, 2025, the weighted-average remaining lease term was 1.9 years. The weighted-average discount rate was 8% for the three and six months ended June 30, 2025 and 2024. As of June 30, 2024, the weighted-average remaining lease term was 2.9 years and the weighted-average discount rate was 8%.

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
Common stock reserved for future issuance as of June 30, 2025 is as follows:

Common stock warrants	106,048,119
Merger earnout consideration shares	6,000,000
Options outstanding under the 2024 Incentive Plan	3,320,999
Options available under the 2024 Incentive Plan	375,505
Potential shares from convertible notes	259,052
116,003,675

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding. The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of preferred stock could have the effect of decreasing the trading price of common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.
Warrants (Public Warrants, Private Placement Warrants, Working Capital Note Warrants, PIPE Warrants, Lynrock Lake Warrant, and Yorkville Warrant)

The Public Warrants, Private Placement Warrants, and Working Capital Note Warrants (collectively, the “PubCo Warrants”) were originally issued with an exercise price of $11.50 per share, and pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”), the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

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

On May 13, 2024, the exercise price of the PubCo Warrants was reduced from $11.50 to $2.30 per warrant and the price per share related to the redemption events described above decreased from $18.00 per share to $3.60 per share in accordance with the terms of the Warrant Agreement as discussed above. As of June 30, 2025, there were 23,889,364 PubCo Warrants outstanding with an exercise price of $2.30 per warrant and expiring on March 4, 2029. The PubCo Warrants are comprised of 23,000,000 of Public Warrants, 795,000 of Private Placement Warrants, and 94,364 of Working Capital Note Warrants, which were issued under the same Warrant Agreement described above.

On November 22, 2024, the Company completed a private placement (the “Private Placement”) with related parties, pursuant to the terms and conditions of a securities purchase agreement (the “Securities Purchase Agreement”). At the closing of the Private Placement, the Company issued warrants (the “PIPE Warrants”) to purchase up to 4,383,558 shares of common stock that are issuable upon its exercise. Each PIPE Warrant sold in the Private Placement is exercisable for one share of common stock at an exercise price of $0.672 per share, and is exercisable beginning on May 22, 2025 and ending on May 22, 2030.

The Company entered into a Securities Purchase Agreement, dated April 9, 2025, by and between the Company, on the one hand, and Dr. Avi Katz, the Chairman of the Company’s Board of Directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of the Company’s Board of Directors, on the other hand (the “April 2025 Private Placement”). On April 24, 2025, at the closing of the April 2025 Private Placement, the Company issued (i) 784,929 shares of common stock (the “Shares”) at a per share purchase price of $0.637, which represented 110% of the volume weighted trading price for the common stock on April 9, 2025 (the “Per Share Purchase Price”); and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 1,569,858 shares of common stock with a per share exercise price of $0.72. The aggregate gross proceeds to the Company from the Private Placement was approximately $500,000, before deducting the offering expenses payable by the Company, which expenses consisted solely of legal fees. The Company intends to use the net proceeds from the April 2025 Private Placement for working capital purposes.

On May 12, 2025, the Company entered into a Securities Purchase Agreement for another PIPE investment (the “May 2025 Private Placement”) in an amount of approximately $200,000, pursuant to which the Company issued 205,339 shares of common stock plus a warrant to purchase 205,339 shares of common stock. The proceeds of this PIPE investment will be used for working capital purposes. The May 2025 Private Placement provides a per share purchase price of $0.974, which represents 110% of the five-day volume weighted trading price for the common stock through May 9, 2025, and the per share exercise price of the warrant is $1.12.

As of June 30, 2025, there were a total 6,158,755 PIPE Warrants outstanding.

In connection with the Lynrock Lake Term Loan, on February 26, 2025, the Company issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 61,000,000 shares of common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the Lynrock Lake Warrant on modification date was $19,396,939. As of June 30, 2025, the Lynrock Lake Warrant to purchase 61,000,000 shares of common stock was outstanding.

On February 26, 2025, the Company issued to Yorkville a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.40 per share pursuant to the Yorkville Warrant. The Yorkville Warrant is exercisable until February 26, 2030. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the Yorkville Warrant on modification date was $3,589,189. As of June 30, 2025, the Yorkville Warrant to purchase 15,000,000 shares of common stock was outstanding.

11.    Stock Incentive Plan
2024 Equity Incentive Plan
On January 1, 2025, an additional 1,338,411 shares of common stock were added to the 2024 Equity Incentive Plan.

The following table summarizes information regarding activity in the 2024 Equity Incentive Plan during the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2025 (1)	1,955,000	$0.75	9.5
Granted under the 2024 Incentive Plan	1,566,000	$0.67
Cancelled	(200,001)	$0.75
Outstanding, June 30, 2025	3,320,999	$0.71	9.1
Exercisable as of June 30, 2025	1,002,070	$0.73	8.3
Vested and expected to vest as of June 30, 2025	3,320,999	$0.71	9.1
(1) The options outstanding as of December 31, 2024 were revised by 264,000 from the amount previously reported on the Annual Report on Form 10-K for the year ended December 31, 2024. The effect on stock-based compensation was immaterial.

Options to purchase 1,566,000 shares of common stock were granted during the three and six months ended June 30, 2025 at a weighted-average fair value of $0.43 per share. No options were granted during the three and six months ended June 30, 2024.

The determination of the fair value of options granted during the three and six months ended June 30, 2025 is computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

Stock price per share	$0.67
Expected option term (years)	5.5
Expected volatility	71.2%
Risk-free rate of return	4.0%
Expected annual dividend yield	—%

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

The following table shows stock-based compensation expense by functional area in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$11,553	$—	$28,296	$13,950
Selling, general and administrative	207,657	—	291,630	25,034
	$219,210	$—	$319,926	$38,984
No stock-based compensation expense was capitalized to inventory for three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the total unrecognized compensation cost related to all nonvested stock options was $930,043 and the weighted-average period over which it is expected to be recognized is 1.61 years.
12.    Revenue Recognition
Revenue recognized during the three and six months ended June 30, 2025 and 2024 is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product	$3,626,417	$1,658,681	$6,386,735	$2,964,801
Service	32,997	55,354	71,094	111,397
	$3,659,414	$1,714,035	$6,457,829	$3,076,198
Revenue recognized by geography during the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$3,649,057	$1,700,130	$6,436,083	$3,058,325
International	10,357	13,905	21,746	17,873
	$3,659,414	$1,714,035	$6,457,829	$3,076,198
Substantially all of the revenue recognized by the Company during the three and six months ended June 30, 2025 and 2024 was recognized at a point in time. The Company had no contract assets as of June 30, 2025 and December 31, 2024. The Company had contract liabilities of $34,286 as of June 30, 2025, all of which is expected to be recognized as revenue in the next 12 months. The Company had contract liabilities of $49,365 as of December 31, 2024. Revenue recognized during the three and six months ended June 30, 2025 that was previously included in contract liabilities as of December 31, 2024 were $10,357 and $21,746, respectively.
13.    Income Taxes
For the interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2025 and 2024. The Company expects that its effective tax rate for the full year 2024 will be 0%.

On July 4, 2025, the U.S. enacted H.R.1, “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The legislation, among other things, makes a favorable change to the business interest expense limitation and makes permanent 100% bonus depreciation for qualifying assets and immediate expensing for domestic research and experimentation expenses. The Company does not expect the OBBBA to have a material impact on its consolidated financial statements, including the income tax effects.
14.    Related Party Transactions
Convertible Notes Payable
In July 2020, the Company issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock of the Company at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of June 30, 2025, an aggregate of 259,052 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. Management assessed whether the embedded features in the 2020 Notes should have been bifurcated from the debt host and concluded that none of the features were required to be accounted for separately from the debt instruments. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on these convertible notes payable was extended to October 21, 2027.
As of June 30, 2025 and December 31, 2024, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest was $635,815 and $550,430, respectively. Interest expense for the three months ended June 30, 2025 and 2024, was $42,929 and $42,929, respectively. Interest expense for the six months ended June 30, 2025 and 2024, was $85,386 and $85,857, respectively.
Working Capital Loan
On May 3, 2023, the Company issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of June 30, 2025 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the Closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville (see Note 7). In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.

Private Placement

On April 24, 2025, the Company completed the April 2025 Securities Purchase Agreement for net proceeds of $500,000 in exchange for a total of 784,929 shares of the Company’s common stock and warrants to purchase 1,569,858 shares of common stock that are issuable upon exercise. See Note 10 - Stockholders’ Deficit.

15. Segment Information

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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$3,659,414	$1,714,035	$6,457,829	$3,076,198
Less:
Cost of revenue[1]	1,832,337	839,484	2,818,890	1,441,567
Research and development[1]	900,694	925,082	1,752,946	1,567,628
Selling, general and administrative[1]	1,969,362	2,169,541	3,970,703	7,865,752
Other (expense) income, net	(9,498)	187,394	8,739,955	208,325
Change in fair value of warrant liability	2,796,350	(213,942)	3,501,079	(190,819)
Change in fair value of derivative liability	—	(1,729,700)	(101,300)	(4,712,800)

Change in fair value of earnout liability	(210,000)	(310,000)	(160,000)	(2,920,000)
Interest expense, net	378,902	1,095,050	1,070,289	1,694,009
Income tax expense	2,782	—	2,782	—
Consolidated net loss	$(4,001,515)	$(1,248,874)	$(15,137,515)	$(1,877,464)
1Includes total salaries, bonuses, employee benefits and stock-based compensation of $1,766,695 and $1,366,003 for the three months ended June 30, 2025 and 2024, respectively. Total salaries, bonuses, employee benefits and stock-based compensation were $3,388,845 and $2,137,765 for the six months ended June 30, 2025 and 2024, respectively.

All of the Company’s long-lived assets are located in the United States.

Refer to Note 12 - Revenue Recognition, for revenue by geography information.

16. Revised Financial Statements

As previously disclosed in its consolidated financial statements included in the Annual Report on Form 10-K filed for the year ended December 31, 2024, the Company has revised its condensed financial statements as of and for the six months ended June 30, 2024 to correct a misstatement identified related to the initial recognition of the earnout liability. The Company assessed the materiality of this misstatement in accordance with SEC Staff Accounting Bulletin No. 108 - “Qualifying Misstatements” and concluded this error was not qualitatively material. As such, the correction of the error for the affected periods is reflected prospectively in the Quarterly Reports on Form 10-Q for fiscal year 2025.

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

Consistent with our strategy, on May 31, 2023, we entered into a Sales Agent Agreement (the “NXC Sales Agent Agreement”) with NXC Imaging, Inc. (“NXC”) pursuant to which we appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of QT Imaging products sold by NXC under the terms of the NXC Sales Agent Agreement. Effective June 10, 2024, the NXC Sales Agent Agreement was superseded by the NXC Distribution Agreement that was entered into with NXC on June 18, 2024. Under the NXC Distribution Agreement, NXC is appointed as the exclusive reseller to market, advertise, and resell QT Breast Scanners in the U.S. and U.S. territories. NXC will purchase for the purpose of reselling, leasing or renting QT Breast Scanners directly to its customers, but is not obligated to purchase any particular quantity of QT Breast Scanners from us. We have reserved the right to sell directly to customers as an exception. Furthermore, we may, in our sole discretion, sell the QT Breast Scanners to any other person or entity anywhere in the world without notice to NXC or NXC’s prior consent. NXC is also allowed to assign sales agents for the purpose of QT Breast Scanner sales. NXC’s purchases will be in accordance with an agreed upon product pricing schedule (subject to change upon 60 days’ prior written notice by us), provided that neither NXC nor its assigned sales agents may mark-up the cost of the QT Breast Scanners more than twenty percent (20%) unless otherwise mutually agreed to between NXC and us. Each order will include information reasonably requested by us and is subject to our acceptance, after which it becomes an approved order. Any such approved orders are non-cancellable and not subject to rescheduling after acceptance by us. Any orders not accepted by us in writing are deemed rejected. On December 11, 2024, we and NXC entered into the Amended Distribution Agreement, which amends and restates the NXC Distribution Agreement in its entirety, making some modifications to the NXC Distribution Agreement but retaining other terms. We further amended the Amended Distribution Agreement on March 28, 2025. The Amended Distribution Agreement has a term that runs until December 31, 2026, unless earlier terminated or extended by mutual written agreement. As of June 30, 2025, we have delivered twenty-two QT Breast Scanners to NXC and NXC’s customers pursuant to the NXC Sales Agent Agreement and NXC Distribution Agreement.

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

We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $47,078,042 as of June 30, 2025. During the six months ended June 30, 2025, we incurred a net loss of $15,137,515 and used $4,978,822 of cash in operating activities. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
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
On April 9, 2025, we and certain related parties entered into a Securities Purchase Agreement for the issuance of shares of common stock plus warrants for the purchase of common stock with an aggregate purchase price of $500,000 in exchange for 784,929 shares of common stock at an issuance price of $0.637 per share and warrants to purchase 1,569,858 shares of common stock with an exercise price of $0.72 per share.
On May 12, 2025, we and a third-party investor entered into a Securities Purchase Agreement for the issuance of shares of common stock plus warrants for the purchase of common stock with an aggregate purchase price of $200,000 in exchange for 205,339 shares of common stock and warrants to purchase 205,339 shares of common stock with an exercise price of $1.12 per share.
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

Results of Operations
Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenue	$3,659,414	$1,714,035	$1,945,379	113%
Cost of revenue	1,832,337	839,484	992,853	118%
Gross profit	1,827,077	874,551	952,526	109%
Operating expenses:
Research and development	900,694	925,082	(24,388)	(3)%
Selling, general and administrative	1,969,362	2,169,541	(200,179)	(9)%
Total operating expenses	2,870,056	3,094,623	(224,567)	(7)%
Loss from operations	(1,042,979)	(2,220,072)	1,177,093	53%
Other income (expense), net	9,498	(187,394)	196,892	105%
Change in fair value of warrant liability	(2,796,350)	213,942	(3,010,292)	N.M.
Change in fair value of derivative liability	—	1,729,700	(1,729,700)	(100)%
Change in fair value of earnout liability	210,000	310,000	(100,000)	(32)%
Interest expense, net	(378,902)	(1,095,050)	716,148	65%
Loss before income tax expense	(3,998,733)	(1,248,874)	(2,749,859)	(220)%
Income tax expense	2,782	—	2,782	100%
Net loss and comprehensive loss	$(4,001,515)	$(1,248,874)	$(2,752,641)	(220)%
N.M. - Not meaningful

Revenue
Revenue increased by $1,945,379 to $3,659,414 for the three months ended June 30, 2025 from $1,714,035 for the three months ended June 30, 2024. The increase in revenue was primarily attributable to the sale of eight QT Breast Scanners in the second quarter of 2025 as compared with four scanners sold in the second quarter of 2024 due to the minimum order quantities (“MOQs”) in accordance with the amended NXC Distribution Agreement, which was executed during the fourth quarter of 2024.
Cost of Revenue

Cost of revenue increased by $992,853 to $1,832,337 for the three months ended June 30, 2025 from $839,484 for the three months ended June 30, 2024. The increase in cost of revenue was primarily attributable to the sale of eight QT Breast Scanners in the second quarter of 2025 as compared with four scanners sold in the second quarter of 2024. Gross margin slightly declined in the three months ended June 30, 2025, as compared to the same period in 2024, due to variability in the weighted average costs of inventory.
Operating Expenses
Research and Development Expenses
Research and development expenses decreased by $24,388 to $900,694 for the three months ended June 30, 2025 from $925,082 for the three months ended June 30, 2024. The decrease in research and development expenses was primarily attributable to a decrease in patents amortization expense of $43,669.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $200,179 to $1,969,362 for the three months ended June 30, 2025 from $2,169,541 for the three months ended June 30, 2024. This change was primarily attributable to decreases in professional and outside services costs of $198,188 and insurance cost of $145,857 and an increase in allocation expenses of $420,310 from selling, general and administrative expenses to cost of revenue, which was partially offset by increases in employee compensation cost of $400,290, and general business expenses of $146,088.

Other income (expense), net
Other income (expense), net increased by $196,892 to income of $9,498 for the three months ended June 30, 2025 from an expense of $187,394 for the three months ended June 30, 2024. This increase was primarily due to a modification adjustment of $200,513 related to the decrease in exercise price of our private placement warrants and working capital note warrants during the three months ended June 2024.

Change in fair value of warrant liability

Change in fair value of warrant liability decreased by $3,010,292 to an expense of $2,796,350 during the three months ended June 30, 2025 from income of $213,942 during the three months ended June 30, 2024. The change in fair value of warrants during the second quarter of 2025 was primarily attributable to increases in the market value of the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025 and subsequently revalued on June 11, 2025 upon modification.

Change in fair value of derivative liability

Change in the fair value of derivative liability decreased by $1,729,700 to $0 during the three months ended June 30, 2025 from $1,729,700 during the three months ended June 30, 2024. The change in fair value of derivatives during the first quarter of 2024 was primarily driven by the decline in the value of our common stock. The derivative liability was extinguished on February 26, 2025 as a result of the Termination Agreement with Yorkville.

Change in fair value of earnout liability

Change in the fair value of earnout liability decreased by $100,000 to $210,000 during the three months ended June 30, 2025 from $310,000 during the three months ended June 30, 2024. The change in fair value of earnout liability during the second quarter of 2024 and 2025 was primarily driven by the changes to the probability of outcome related to a formal FDA clearance for a new indication for the use of our breast scanning systems and our open angle scanner and our revenue assumptions.

Interest expense, net
Interest expense, net decreased by $716,148 to $378,902 for the three months ended June 30, 2025 from $1,095,050 for the three months ended June 30, 2024. This change is primarily driven by decreases in interest expense and amortization of the debt discount of $953,436 for the Yorkville Note, which was extinguished in February 2025, partially offset by the interest expense and amortization of debt discount of $328,550 for the Lynrock Lake Term Loan.

Comparison of the six months ended June 30, 2025 and 2024

	For Six Months Ended June 30,		Change
	2025	2024	$	%
Revenue	$6,457,829	$3,076,198	$3,381,631	110%
Cost of revenue	2,818,890	1,441,567	1,377,323	96%
Gross profit	3,638,939	1,634,631	2,004,308	123%
Operating expenses:
Research and development	1,752,946	1,567,628	185,318	12%
Selling, general and administrative	3,970,703	7,865,752	(3,895,049)	(50)%
Total operating expenses	5,723,649	9,433,380	(3,709,731)	(39)%
Loss from operations	(2,084,710)	(7,798,749)	5,714,039	73%
Other expense, net	(8,739,955)	(208,325)	(8,531,630)	N.M.
Change in fair value of warrant liability	(3,501,079)	190,819	(3,691,898)	N.M.
Change in fair value of derivative liability	101,300	4,712,800	(4,611,500)	(98)%
Change in fair value of earnout liability	160,000	2,920,000	(2,760,000)	(95)%
Interest expense, net	(1,070,289)	(1,694,009)	623,720	37%
Loss before income tax expense	(15,134,733)	(1,877,464)	13,257,269	706%
Income tax expense	2,782	—	2,782	100%
Net loss and comprehensive loss	$(15,137,515)	$(1,877,464)	$(13,260,051)	(706)%
N.M. - Not meaningful

Revenue
Revenue increased by $3,381,631 to $6,457,829 for the six months ended June 30, 2025 from $3,076,198 for the six months ended June 30, 2024. The increase in revenue was primarily attributable to the sale of fourteen QT Breast Scanners in the first six months of 2025 as compared with seven scanners sold in the first six months of 2024 due to the MOQs in accordance with the amended NXC Distribution Agreement, which was executed during the fourth quarter of 2024.
Cost of Revenue

Cost of revenue increased by $1,377,323 to $2,818,890 for the six months ended June 30, 2025 from $1,441,567 for the six months ended June 30, 2024. The increase in cost of revenue was primarily attributable to the sale of fourteen QT Breast Scanners in the first six months of 2025 as compared with seven scanners sold in the first six months of 2024. Gross margin increased in the six months ended June 30, 2025, as compared to the same period in 2024, due to variability in the weighted average costs of inventory.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $185,318 to $1,752,946 for the six months ended June 30, 2025 from $1,567,628 for the six months ended June 30, 2024. The increase in research and development expenses was primarily attributable to employee compensation cost of $236,432, which was partially offset by decrease in patents amortization cost of $90,139.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3,895,049 to $3,970,703 for the six months ended June 30, 2025 from $7,865,752 for the six months ended June 30, 2024. This change was primarily attributable to a decrease in professional and outside services costs of $4,443,084, primarily due to the transaction expenses of $3,944,924 in the 2024 period, and an increase in the allocation of $669,896 from selling, general and administrative expenses to cost of revenue, partially offset by increases in employee compensation costs of $1,014,649.

Other expense, net
Other expense, net increased by $8,531,630 to $8,739,955 for the six months ended June 30, 2025 from $208,325 for the six months ended June 30, 2024. This increase was primarily due to the extinguishment loss of $2,033,666 for the Yorkville Note and Cable Car Note, $6,640,384 of non-cash expense incurred at issuance of the Lynrock Lake Term Loan, and $90,000 from the Extension Fee for the Cable Car Note during the six months ended June 2025, which was partially offset by the modification expense of $200,513 related to the decrease in exercise price of our private placement warrants and working capital note warrants during the six months ended June 2024.

Change in fair value of warrant liability

Change in fair value of warrant liability decreased by $3,691,898 to an expense of $3,501,079 during the six months ended June 30, 2025 from income of $190,819 during the six months ended June 30, 2024. The change in fair value of warrants during the second quarter of 2025 was primarily attributable to increases in the market value of the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025 and subsequently revalued on June 11, 2025 upon modification.

Change in fair value of derivative liability

Change in the fair value of derivative liability decreased by $4,611,500 to $101,300 during the six months ended June 30, 2025 from $4,712,800 during the six months ended June 30, 2024. The change in fair value of derivatives during the first six months in 2024 was primarily driven by the decline in the value of our common stock. The derivative liability was extinguished during the three months ended March 31, 2025 as a result of the Termination Agreement with Yorkville.

Change in fair value of earnout liability

Change in the fair value of earnout liability decreased by $2,760,000 to $160,000 during the six months ended June 30, 2025 from $2,920,000 during the six months ended June 30, 2024. The change in fair value of earnout liability during the first six months of 2024 and 2025 was primarily driven by the decline in the value of our common stock and changes to the probability of outcome related to a formal FDA clearance for a new indication for the use of our breast scanning systems and our open angle scanner and our revenue assumptions.

Interest expense, net
Interest expense, net decreased by $623,720 to $1,070,289 for the six months ended June 30, 2025 from $1,694,009 for the six months ended June 30, 2024. This change is primarily driven by decreases in interest expense and amortization of the debt discount of $658,341 for the Yorkville Note, $221,857 for the private secured convertible bridge financing closed in November 2023 (the “Bridge Loan”), $52,498 for the convertible promissory note agreement with USCG (the “Convertible Notes Payable”) issued in June 2021, $89,354 for the Cable Car loan, which was partially offset by an increase in interest expense and amortization of the debt discount of $421,830 for the Lynrock Lake Term Loan.
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

Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $47,078,042 and $31,940,527, respectively. As of June 30, 2025 and December 31, 2024, we had cash and restricted cash and cash equivalents of $2,042,180 and $1,192,104, respectively. Our primary uses of cash are for general working capital requirements, and capital expenditures. Cash flows from operations have been historically negative as we invested in product development, clinical trials, and manufacturing. We expect to be cash flow negative for the foreseeable future, although we may have quarterly results where cash flows from operations are positive.

We and NXC entered into Amended Distribution Agreement, as amended on March 28, 2025, which provides us with MOQs that could result in cash inflows of up to $18.0 million in 2025 and $27.0 million in 2026. Our Canon Manufacturing Agreement with CMSC provides us the ability to scale manufacturing with favorable payment terms of net

90 days to support the delivery of MOQs under the Amended Distribution Agreement. On February 26, 2025, we entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake for a term loan in the aggregate principal amount of $10.1 million and repaid the secured Cable Car Note, and fully settled its obligations under the Yorkville Note and terminated the Yorkville SEPA by paying $3.0 million in cash and issuing a 5-year warrant for 15 million shares. Net of these payments, we had $5.4 million of net proceeds for working capital purposes. On April 24, 2025, we received an additional $500,000 from related persons in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock in another Private Investment in Public Entity (“PIPE”) for working capital purposes. On May 12, 2025, we entered into a subscription agreement for another PIPE investment in an amount of approximately $200,000 that closed on May 12, 2025, pursuant to which we will issue shares of common stock plus warrants for the purchase of common stock. The proceeds of this PIPE investment will be used for working capital purposes. We believe that the cash received for the Lynrock Lake Term Loan and from the related persons in the April 2025 and May 2025 PIPE investments, and the additional revenue anticipated from MOQs per the Amended Distribution Agreement will be sufficient to fund our current operating plan for at least the next 12 months.
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

There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of June 30, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.

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

Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6,640,384, including debt issuance costs of $244,300, in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.
As of June 30, 2025, the outstanding amount of the Lynrock Lake Term Loan was $71,601 net of the unamortized debt discount of $10,028,399, and accrued interest of $350,229.
Related Party Convertible Notes Payable
In July 2020, we issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock at the lower of $14.59 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of June 30, 2025, an aggregate of 259,052 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the these convertible notes was extended to October 21, 2027.
As of June 30, 2025 and December 31, 2024, the outstanding amount of the 2020 Notes was $3,143,725 and accrued interest of $635,815 and $550,430, respectively.
Related Party Working Capital Loan
On May 3, 2023, we issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of December 31, 2023 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5, Inc.; (ii) the date we wind up; or (iii) December 31, 2023. On March 4, 2024, the Working Capital Note was agreed to be amended and subordinated pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note issued to Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Working Capital Note was $705,000.
Cash Flows
The following table provides information regarding our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,978,822)	$(6,955,081)
Net cash used in investing activities	(46,818)	(26,977)
Net cash provided by financing activities	5,875,716	11,398,512
Net increase in cash and restricted cash and cash equivalents	$850,076	$4,416,454
Net Cash Used In Operating Activities
Net cash used in operating activities was $4,978,822 for the six months ended June 30, 2025 as compared to $6,955,081 for the six months ended June 30, 2024. The primary use of our cash was to fund research and development and general and administrative expenses. Net cash used for the six months ended June 30, 2025 consisted of a net loss of $15,137,515, adjusted for non-cash expenses primarily including depreciation and amortization of $75,924, stock-based compensation of $319,926, loss on issuance of the Lynrock Lake Term Loan of $6,640,384, debt extinguishment loss of $2,033,666, debt modification expense of $90,000, non-cash interest of $547,820, non-cash operating lease income of $18,725, increase in fair value of warrant liability of $3,501,079, decrease in fair value of derivative liability of $101,300, decrease in fair value of earnout liability of $160,000, and the net change in operating assets and liabilities of $2,770,081. The net change in operating assets and liabilities was primarily due an increase in accounts receivable of $3,584,191, an increase in prepaid expenses and other current assets of $1,226,752, and an increase in inventory of $90,379, partially offset primarily by an increase in accrued expenses and other current liabilities of $938,963, an increase in accounts payable of $771,743, and an increase in other liabilities of $435,614.
Net cash used for the six months ended June 30, 2024 consisted of a net loss of $1,877,464, adjusted for non-cash expenses including depreciation and amortization of $184,775, stock-based compensation of $38,984, warrant modification expense of $200,513, fair value of common stock issued in exchange for services and in connection with non-redemption agreements of $3,718,349, issuance of common stock in connection with a stock subscription agreement of $206,000, non-cash interest of $1,200,670, non-cash operating lease expense of $11,876, decrease in fair value of warrant liability of $190,819, decrease in fair value of derivative liability of $4,712,800, decrease in fair value of earnout liability of $2,920,000, and the net change in operating assets and liabilities of $2,792,703. The net change in operating assets and liabilities was primarily due an increase accounts receivable of $669,138, an increase in prepaid expenses and other current assets of $553,691, a decrease in accounts payable of $2,280,535, a decrease in other liabilities of $377,772, and a decrease in deferred revenue of $315,873, partially offset by a decrease in inventory of $1,352,734, and an increase in accrued expenses and other liabilities of $51,572.

Net Cash Used In Investing Activities

Net cash used in investing activities was $46,818 for the six months ended June 30, 2025 as compared to $26,977 for the six months ended June 30, 2024. The use of net cash used in investing activities for both periods was related to the purchase of property and equipment.

Net Cash Provided By Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $5,875,716, primarily due to $10,000,000 of net proceeds received from issuance of long-term debt related to the Lynrock Lake Term Loan and proceeds from the sale of common stock and warrants of $700,000, partially offset by the repayment of long-term debt of

$4,674,284 related to the Yorkville Note, Cable Car Note, and the loans from US Bank (the “PPP Loans”) and payment of deferred issuance cost of $150,000.
During the six months ended June 30, 2024, net cash provided by financing activities was $11,398,512, primarily due to $10,525,000 of net proceeds received from issuance of long-term debt related to the Yorkville Pre-Paid Advance and the Cable Car Note, net proceeds of $1,238,530 received from the business combination of QT Imaging and GigCapital5 (the “Merger”), and cash proceeds of $500,000 received from issuance of common stock pursuant to a subscription agreement, partially offset by repayment of the Bridge Loan of $800,000, and repayments against the PPP Loans of $65,018.
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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, the Company implemented internal controls for the review of technical accounting analyses prepared by third-party technical accounting experts related to significant and non-standard transactions. There were no other changes in our internal control over financial reporting that occurred in the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of June 30, 2025 and December 31, 2024, we had working capital of $4.4 million and a working capital deficit of $4.9 million, respectively, and an accumulated deficit of approximately $47.1 million and $31.9 million, respectively. For the three months ended June 30, 2025 and 2024, we incurred net losses of approximately $4.0 million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, we incurred net losses of approximately $15.1 million and $1.9 million, respectively. For the six months ended June 30, 2025 and 2024, we used cash in operations of $5.0 million and $7.0 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
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
The Company has registered in a resale registration statement on Form S-1 declared effective by the SEC on May 22, 2024, securities held by certain stockholders of the Company which have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of a registration statement that we entered into with GigAcquisitions5 and certain other securityholders of GigCapital5 and QT Imaging (the “GigCapital5 Registration Rights Agreement”). The Company has also registered in a resale registration statement on From S-1 declared effective by the SEC on February 5, 2025, the securities sold in the Private Placement as the purchaser received the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of a registration statement that we entered into (“PIPE Registration Rights Agreement”). The sale of a large number of shares by these stockholders could cause the prevailing market price of shares of common stock to decline. Significant sales of shares of common stock may have negative pressure on the public trading price of our common stock.
The shares already registered for resale currently represent over 50% of the total number of shares outstanding, based on the number of shares of common stock outstanding as of August 6, 2025. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on August 6, 2025, certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors. For example, members of our founding stockholder, GigAcquisitions5, who received a distribution of shares from GigAcquisitions5 for which there is an effective resale registration statement, have a cost basis in up to 5,735,000 shares of common stock that were acquired at an effective purchase price of $0.0043592 per share, and, therefore, based on the closing price of the common stock on August 6, 2025, could earn an aggregate profit of approximately $9,839,200 from the resale of such shares.
To the extent that the selling securityholders under any of our registration statements on Form S-1 sell their shares or are perceived by the market as intending to sell them, the market price of shares of common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.
As of June 30, 2025, the Company had 23,889,364 warrants outstanding that were exercisable for cash at an exercise price of $2.30 per share, and an additional 4,383,558 warrants outstanding that became exercisable for cash on May 22, 2025 with an exercise price of $0.672 per share. On February 26, 2025, the Company issued a warrant to purchase 61,000,000 shares of common stock to Lynrock Lake and a warrant to purchase 15,000,000 shares of common stock to YA II PN, Ltd. which are exercisable on a "cashless basis" with an exercise price of $0.40 per share as part of the $10.1 million term loan received from Lynrock Lake and cancellation of debt with YA II PN, Ltd. The exercise of any of these warrants would result in the issuance of shares which could then be sold. On April 24, 2025, the Company issued warrants in a private placement with a term of ten years from the initial exercise date to purchase up to an additional 1,569,858 shares of common stock with a per share exercise price of $0.72 that become exercisable on October 24, 2025. On May 12, 2025, the Company issued warrants in a private placement with a term of five years from the initial exercise date to purchase up to 205,339 shares of common stock with a per share exercise price of $1.12 that become exercisable on November 12, 2025.
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
As of June 30, 2025, 889,364 private warrants were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the private warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

On February 26, 2025, the Company issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 61,000,000 shares of common stock at an exercise price of $0.40 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $0.40 exercise price or the fair market value of a share of common stock from the immediately prior trading day. As of June 30, 2025, the Lynrock Lake Warrant to purchase 61,000,000 shares of common stock was outstanding. On February 26, 2025, the Company issued to Yorkville a warrant to purchase 15,000,000 shares of its common stock at an exercise price of $0.40 per share pursuant to the Yorkville Warrant. The Yorkville Warrant is exercisable until February 26, 2030. As of June 30, 2025, the Yorkville Warrant to purchase 15,000,000 shares of common stock was outstanding. Both the Lynrock Lake Warrant and Yorkville Warrant were initially classified as a warrant liability. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the Current Report on Form 8-K that the Company filed with the SEC on April 10, 2025 for information regarding a private placement that occurred in April 2025 and the Quarterly Report on Form 10-Q that the Company filed with the SEC on May 13, 2025 for information regarding a private placement that occurred in May 2025.
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

4.1*
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on September 28, 2021)

4.2*
Warrant to Purchase Common Stock, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 4.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

4.3*
Warrant to Purchase Common Stock, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

4.4*
Amended and Restated Warrant to Purchase Common Stock, dated June 11, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 4.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on June 12, 2025)

4.5*
Amended and Restated Warrant to Purchase Common Stock, dated June 11, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on June 12, 2025)

10.1*
Third Omnibus Amendment, dated January 9, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 10, 2025)

10.2*
Omnibus Amendment, dated January 9, 2025, by and between QT Imaging Holdings, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 10, 2025)

10.3*
Sublease, dated as of January 23, 2025, by and among QT Imaging Holdings, Inc. and QT Imaging Center.(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 24, 2025)

10.4*
Credit Agreement, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

10.5*
Termination Agreement, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on February 28, 2025)

10.6*†
Manufacturing Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and Canon Medical Systems Corporation (incorporated by reference to Exhibit 10.46 to QT Imaging Holdings’ Annual Report on Form 10-K filed with the SEC on March 31, 2025)

10.7*†
Amendment No. 1 to Amended and Restated Distribution Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and NXC Imaging, Inc. (incorporated by reference to Exhibit 10.47 to QT Imaging Holdings’ Annual Report on Form 10-K filed with the SEC on March 31, 2025)

10.8*†
Securities Purchase Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025)

10.9*
Registration Rights Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025)

10.10*†
Securities Purchase Agreement, dated May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.10 to QT Imaging Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025)

10.11*
Registration Rights Agreement, dated May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.11 to QT Imaging Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025)

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)
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

QT IMAGING HOLDINGS, INC.

Dated: August 7, 2025	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: August 7, 2025	/s/ Anastas Budagov
Name: Anastas Budagov
Title: Chief Financial Officer