Form 10-Q
period 2025-09-30
QT IMAGING HOLDINGS, INC.
filed 2025-11-12
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 11, 2025, the registrant had 11,902,198 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$1,715,400	$1,172,104
Restricted cash and cash equivalents	20,000	20,000
Accounts receivable	3,243,706	67,119
Inventory	5,242,228	3,140,719
Prepaid expenses and other current assets	1,066,801	516,552
Total current assets	11,288,135	4,916,494
Property and equipment, net	127,127	195,783
Operating lease right-of-use assets, net	666,529	935,246
Other assets	39,150	39,150
Total assets	$12,120,941	$6,086,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,019,136	$803,286
Accrued expenses and other current liabilities	5,235,216	3,549,954
Current maturities of long-term debt	5,022,966	4,985,833
Deferred revenue	23,929	49,365
Operating lease liabilities, current	441,634	405,678
Total current liabilities	12,742,881	9,794,116
Long-term debt	272,879	9,197
Related party notes payable	3,895,112	3,848,725
Operating lease liabilities	321,270	656,955
Warrant liability	105,834	22,234
Derivative liability	—	303,300
Earnout liability	2,510,000	440,000
Other liabilities	1,349,409	550,430
Total liabilities	21,197,385	15,624,957
Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding (1)	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 9,666,567 and 8,931,104 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (1)	967	892
Additional paid-in capital (1)	42,558,037	22,401,351
Accumulated deficit	(51,635,448)	(31,940,527)
Total stockholders’ deficit	(9,076,444)	(9,538,284)
Total liabilities and stockholders’ deficit	$12,120,941	$6,086,673

(1)    Share amounts as of December 31, 2024 differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$4,192,101	$955,970	$10,649,930	$4,032,168
Cost of revenue	2,389,428	350,667	5,208,318	1,792,234
Gross profit	1,802,673	605,303	5,441,612	2,239,934
Operating expenses:
Research and development	938,758	925,214	2,691,704	2,492,842
Selling, general and administrative	2,515,994	2,007,277	6,486,697	9,873,029
Total operating expenses	3,454,752	2,932,491	9,178,401	12,365,871
Loss from operations	(1,652,079)	(2,327,188)	(3,736,789)	(10,125,937)
Other income (expense), net	(30,559)	16,995	(8,770,514)	(191,330)
Change in fair value of warrant liability	(80,043)	8,805	(3,581,122)	199,624
Change in fair value of derivative liability	—	87,200	101,300	4,800,000
Change in fair value of earnout liability	(2,230,000)	50,000	(2,070,000)	2,970,000
Interest expense, net	(564,725)	(1,455,306)	(1,635,014)	(3,149,315)
Loss before income tax expense	(4,557,406)	(3,619,494)	(19,692,139)	(5,496,958)
Income tax expense	—	—	2,782	—
Net loss and comprehensive loss	(4,557,406)	(3,619,494)	(19,694,921)	(5,496,958)
Less: deemed dividend related to the modification of equity classified warrants	—	—	—	(5,185,502)
Net loss and comprehensive loss attributable to common stockholders	$(4,557,406)	$(3,619,494)	$(19,694,921)	$(10,682,460)

Net loss per share - basic and diluted (1)	$(0.47)	$(0.51)	$(2.09)	$(1.72)
Weighted-average number of shares of common stock used in computing net loss per share of common stock (1)	9,601,972	7,155,505	9,415,349	6,245,877

(1)    Share and per share amounts for the three and nine months ended September 30, 2024 differ from those published in prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and nine months ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 1, 2025 (1)	9,556,195	$956	$46,752,792	$(47,078,042)	$(324,294)
Repurchase of Yorkville warrant	—	—	(5,000,000)	—	(5,000,000)
Exercise of incentive stock options (1)	33,333	3	74,836	—	74,839
Exercise of warrants related to public placements (1)	77,039	8	531,614	—	531,622
Stock-based compensation	—	—	198,795	—	198,795
Net loss	—	—	—	(4,557,406)	(4,557,406)
Balance, September 30, 2025 (1)	9,666,567	$967	$42,558,037	$(51,635,448)	$(9,076,444)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 1, 2024 (1)	7,155,505	$716	$18,673,026	$(24,833,111)	$(6,159,369)
Stock-based compensation	—	—	127,203	—	127,203
Net loss	—	—	—	(3,619,494)	(3,619,494)
Balance, September 30, 2024 (1)	7,155,505	$716	$18,800,229	$(28,452,605)	$(9,651,660)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2025 (1)	8,931,104	$893	$22,401,350	$(31,940,527)	$(9,538,284)
Conversion of long term debt into shares of common stock (1)	295,000	30	366,180	—	366,210
Issuance of shares of common stock related to private placements (1)	330,091	33	298,697	—	298,730
Reclassification of warrant liability upon warrant modification	—	—	22,986,128	—	22,986,128
Repurchase of Yorkville warrant	—	—	(5,000,000)	—	(5,000,000)
Issuance of warrants related to private placements	—	—	380,511	—	380,511
Exercise of warrants related to public placements (1)	77,039	8	531,614	—	531,622
Exercise of incentive stock options (1)	33,333	3	74,836	—	74,839
Stock-based compensation	—	—	518,721	—	518,721
Net loss	—	—	—	(19,694,921)	(19,694,921)
Balance, September 30, 2025 (1)	9,666,567	$967	$42,558,037	$(51,635,448)	$(9,076,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
For the three and nine months ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2024 (1)	9,314,040	$931	$12,457,135	$(17,770,145)	$(5,312,079)
Reverse recapitalization (1)	(6,113,591)	(611)	611	—	—
As adjusted, beginning of period (1)(2)	3,200,449	320	12,457,746	(17,770,145)	(5,312,079)
Merger recapitalization (1)	2,632,873	263	(12,939,428)	—	(12,939,165)
Issuance of common stock pursuant to a subscription agreement (1)	66,667	7	705,993	—	706,000
Conversion of a note payable (1)	119,756	12	3,233,376	—	3,233,388
Conversion of a bridge loan (1)	33,334	3	199,997	—	200,000
Net exercise of warrants (1)	1,865	—	—	—	—
Issuance of common stock in connection with the Pre-Paid Advance (1)	333,334	33	1,866,251	—	1,866,284
Issuance of common stock in connection with the Cable Car Note (1)	60,000	6	446,327	—	446,333
Issuance of common stock related to non-redemption extension agreements (1)	142,492	15	1,508,978	—	1,508,993
Issuance of common stock related to early investor consideration (1)	50,000	5	529,495	—	529,500
Issuance of common stock to settle transaction expenses (1)	514,735	52	5,439,805	—	5,439,857
Stock-based compensation	—	—	166,187	—	166,187
Deemed dividend related to modification of equity classified warrants	—	—	5,185,502	(5,185,502)	—
Net loss	—	—	—	(5,496,958)	(5,496,958)
Balance, September 30, 2024 (1)	7,155,505	$716	$18,800,229	$(28,452,605)	$(9,651,660)

(1)    Share amounts as of July 1, 2025 and prior to that date differ from those published in prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

(2)     Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting or the Business Combination (as defined in the Notes to Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,694,921)	$(5,496,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,474	204,283
Stock-based compensation	518,721	166,187
Warrant modification expense	—	200,513
Loss on issuance of the Lynrock Lake Term Loan	6,640,384	—
Debt extinguishment loss	2,080,053	—
Debt modification expense	90,000	—
Provision for credit losses	—	1,290
Fair value of common stock issued in exchange for services and in connection with non-redemption agreements	—	3,718,349
Loss on issuance of common stock in connection with a subscription agreement	—	206,000
Non-cash interest	749,097	2,404,031
Non-cash operating lease income	(31,012)	(20,652)
Change in fair value of warrant liability	3,581,122	(199,624)
Change in fair value of derivative liability	(101,300)	(4,800,000)
Change in fair value of earnout liability	2,070,000	(2,970,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,176,587)	(256,886)
Inventory	(2,101,508)	1,525,857
Prepaid expenses and other current assets	(298,286)	(459,804)
Accounts payable	1,071,550	(2,061,853)
Accrued expenses and other current liabilities	1,856,098	(768,614)
Deferred revenue	(25,436)	(327,778)
Other liabilities	798,979	129,257
Net cash used in operating activities	(5,857,572)	(8,806,402)

Cash flows from investing activities:
Purchases of property and equipment	(46,818)	(34,590)
Net cash used in investing activities	(46,818)	(34,590)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	15,000,000	10,525,000
Proceeds from sale of common stock and warrants, net of issuance costs	679,241	—
Proceeds from issuance of common stock pursuant to subscription agreement, net of issuance costs	—	500,000
Proceeds from stock option exercises	74,839	—
Proceeds from warrant exercises	531,622	—
Repayment of long-term debt	(4,688,016)	(1,243,055)
Repayment of bridge loans	—	(800,000)
Payment of deferred issuance costs	(150,000)	—
Proceeds from the Merger, net of transaction costs	—	1,238,530
Repurchase of warrant from Yorkville	(5,000,000)	—
Net cash provided by financing activities	6,447,686	10,220,475
Net increase in cash and restricted cash and cash equivalents	543,296	1,379,483
Cash and restricted cash and cash equivalents, beginning of year	1,192,104	184,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Cash and restricted cash and cash equivalents, end of year	$1,735,400	$1,564,169
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,461	$537,517
Supplemental disclosures of noncash investing and financing activities:
Fair value of embedded derivatives upon issuance of convertible debt	—	5,120,900
Fair value of common stock issued with convertible debt	—	2,312,617
Transfer of equipment to inventory	—	289,214
Debt issuance costs included in accounts payable	144,300	—
Conversion of accrued interest into common stock	174,397	—
Extinguishment of accrued expenses in exchange for common stock	—	3,760,000
Debt issuance costs included in accrued expenses	—	40,740
Conversion of long-term debt into common stock	182,682	3,433,388
Fair value of warrants issued in exchange for issuance of long-term debt	16,496,084	—
Unpaid issuance costs related to sale of common stock and warrants	101,963	—
Conversion of accrued legal costs to debt	25,000	—
Reclassification of warrant liability upon warrant modification	22,986,128	—
Deemed dividend	—	5,185,502

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

On March 4, 2024 (the “Closing Date” or “Merger Date”), QT Imaging, Inc. (“QT Imaging”), GigCapital5, and QTI Merger Sub, Inc. (“QTI Merger Sub”) pursuant to the terms of the Business Combination Agreement (the “Business Combination Agreement”) dated December 8, 2022, completed the business combination of QT Imaging and GigCapital5 which was effected by the merger of QTI Merger Sub with and into QT Imaging, with QT Imaging surviving the merger as a wholly owned subsidiary of GigCapital5 (the “Merger,” and, together with the other transaction contemplated by the Business Combination Agreement, the “Business Combination”). Upon completion of the Merger on March 4, 2024, GigCapital5 changed its name to QT Imaging Holdings, Inc. and effectively assumed all of QT Imaging’s material operations. Refer to Note 2, Business Combination for more information regarding the Merger.
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

These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's condensed consolidated results for the periods presented. The condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

The share and per share amounts, prior to the Merger, have been retrospectively restated as shares reflecting conversion at the exchange ratio of approximately 0.3427 established in the Business Combination Agreement.

Reverse Stock Split

On August 19, 2025 the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a reverse split of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a specific ratio within a range of 2:1 to 20:1, with the specific ratio to be fixed within this range by the Company’s Board of Directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). The Company’s Board of Directors fixed the Reverse Stock Split ratio at 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025. In connection with the Reverse Stock Split, the CUSIP number of the common stock has changed to 746962307. The common stock began trading on the QTCQB Venture Market on a reverse split-adjusted basis on October 24, 2025. The Company has submitted its application to relist on the Nasdaq Capital Market. Except as noted, all share, stock option, warrant, and per share amounts throughout these condensed consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of QT Imaging Holdings, Inc. and its wholly-owned subsidiaries, QT Imaging and QT Ultrasound Labs, Inc. (“QT Labs”). All intercompany balances and transactions are eliminated in consolidation.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $51,635,448 as of September 30, 2025. During the nine months ended September 30, 2025, the Company incurred a net loss of $19,694,921 and used $5,857,572 of cash in operating activities. The Company expects to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

On February 26, 2025, the Company entered into a credit agreement (the “Credit Agreement”) that provides a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake Master Fund LP (“Lynrock Lake”) for a term loan in the aggregate principal amount of $10.1 million and repaid the secured note purchase agreement (the “Cable Car Note”) with Funicular Funds, LP (“Cable Car”) issued in February 2024, and fully settled its obligations under the promissory note (the “Yorkville Note”) issued to YA II PN, LTD (“Yorkville”) on March 4, 2024 and terminated the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville by paying $3.0 million in cash and issuing a 5-year warrant to purchase 5,000,071 shares of common stock (the “Yorkville Warrant”). Net of these payments, the Company had $5.4 million of net proceeds for working capital purposes.

On April 24, 2025, the Company received $500,000 from related persons in exchange for issuance of shares of common stock plus warrants for the purchase of common stock in another Private Investment in Public Entity (“PIPE”) for working capital purposes. On May 12, 2025, the Company entered into a subscription agreement for another PIPE investment in an amount of approximately $200,000 that closed on May 12, 2025, pursuant to which the Company issued shares of common stock plus warrants for the purchase of common stock. The proceeds of this PIPE investment will be used for working capital purposes.

On August 26, 2025, the Company and Lynrock Lake entered into the First Amendment to the Credit Agreement (the “Lynrock Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant and Tranche B was subsequently repaid in full, along with repayment premium and accrued interest, on October 6, 2025. See Note 7, Long-Term Debt and Note 17, Subsequent Events.

On September 30, 2025, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”), by and between the Company, on the one hand, and certain accredited investors and qualified institutional buyers, led by Sio Capital Management, LLC, on the other hand, (together, the “Purchasers”) for a private placement (the “October 2025 Private Placement”) of securities. At the closing of the October 2025 Private Placement on October 3, 2025, the Company issued (i) 2,232,243 shares of its common stock; (ii) Subscription Warrants ( “Subscription Warrants”) with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) 5,424,083 Pre‑Funded Warrants (the “Pre-Funded Warrants”) to purchase an additional 1,808,055 shares of common stock, exercisable any time after its issuance. The purchase price of each share of common stock was $4.50 (the “Per Share Purchase Price”) and the purchase price for each Pre‑Funded Warrant was $4.4997 (the “Per Pre-Funded Warrant Purchase Price”). Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to the Company from the October 2025 Private Placement was $18,180,655, before deducting the offering expenses payable by the Company, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement In addition, the per share exercise price of each Subscription Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003. The Company intends to use the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
The Distribution Agreement between the Company and NXC Imaging, Inc. (“NXC”), as amended on March 28, 2025, (the “Amended NXC Distribution Agreement”) provides the Company with minimum order quantities (“MOQs”) amounting to expected cash inflows of up to $18.0 million in 2025 and $27.0 million in 2026. On March 28, 2025, the Company entered into the Canon Manufacturing Agreement (the “Canon Manufacturing Agreement”) with Canon Medical Systems, Inc. (“CMSC”), which provides the Company the ability to scale manufacturing with favorable payment terms of net 90 days to support the delivery of MOQs under the Amended Distribution Agreement.

On August 21, 2025, the Company entered into a Distribution Agreement (the “Gulf Medical Distribution Agreement”) with Gulf Medical Co. (“GMC”), a corporation organized and existing under the laws of Saudi Arabia, for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, the Company shall authorize and grant to GMC the exclusive right to market, advertise and sell the QT Breast Scanners and the Cloud SaaS platform subscriptions in Saudi Arabia, with MOQs amounting to $11.2 million to $12.3 million in 2026.

Management believes that the additional cash received from the Lynrock Lake Term Loan, the PIPE investments closed in April, May, and October 2025, and the additional expected revenue from MOQs per the Amended Distribution Agreement and the Gulf Medical Distribution Agreement will be sufficient to fund the Company’s current operating plan for at least the next 12 months.

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

Revised Condensed Consolidated Financial Statements

The Company has revised its condensed consolidated financial statements for the nine months ended September 30, 2024 to correct a misstatement identified related to the initial recognition of the earnout liability associated with the Merger. The Company assessed the materiality of this misstatement in accordance with SEC Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material. As such, the correction of the error for the affected periods will be reflected prospectively in the Quarterly Reports on Form 10-Q for fiscal year 2025. Refer to the schedules in Note 17 in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2024 filed on March 31, 2025, as well as Note 16, Revised Financial Statements for effects of this revision.
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
Business Risk and Concentration of Credit Risk and Supply Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The majority of the Company’s cash is invested in U.S. dollar deposits with reputable banks in the United States. Management believes that minimal credit risk exists with respect to the financial institutions that holds the Company’s cash. At times, such cash may be in excess of insured limits established by the Federal Deposit Insurance Corporation.
The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Payment terms range from cash in advance to 30 days from delivery of products or services but may fluctuate depending on the terms of each specific contract. The Company reviews its receivables for collectibility based on historical loss patterns, aging of the receivables, and assessments of specific identifiable client accounts considered at risk or uncollectible and provides allowances for potential credit losses, as needed. The Company also considers any changes to the financial condition of its clients and any other external market factors that could impact the collectibility of the receivables in the determination of the allowance for credit losses. Based on these assessments, the Company did not record a provision for credit losses on its accounts receivable as of September 30, 2025 and December 31, 2024.

Significant customers represent 10% or more of the Company’s total revenue or accounts receivable balance for the period ended as of each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable were as follows:

			Revenue
	Accounts Receivable, Net		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Customers:
Customer A	99%	13%	99%	96%	98%	65%
Customer B	*	*	*	*	*	23%
Customer C	*	12%	*	*	*	10%
Customer D	*	62%	*	*	*	*
	99%	87%	99%	96%	98%	98%

*Total less than 10% for the period.
There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer which is a party to a contract with the Company under which the Company derives revenue terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods. However, as the Company and NXC have entered into the Amended NXC Distribution Agreement, by which the Company appointed NXC as the exclusive reseller to market, advertise, and resell certain equipment in the U.S. and U.S. territories, the Company expects that NXC will make up a significant portion of revenues in each period in which such Amended NXC Distribution Agreement is in effect. Customer A in the concentration table above is NXC. NXC has executed agreements with other distributors across the U.S. Territories to strengthen its sales channels. In addition, the Company’s Gulf Medical Distribution Agreement will contribute to revenue and expand the Company’s sales channel internationally beginning in 2026.
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
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For the purposes of the diluted net loss per share calculation, common stock equivalents are considered to be potentially dilutive securities.

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Common stock warrants (1)	30,269,843	7,963,212
Potential shares from Pre-Paid Advance (1)	—	3,375,660
Merger consideration earnout shares (1)	2,000,000	3,000,000
Potential shares from Cable Car Note (1)	—	250,000
Potential shares from convertible notes (1)	88,402	83,408
Options outstanding (1)	1,249,311	690,645
	33,607,556	15,362,925
(1)    Share amounts as of September 30, 2024 differ from those published in prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which requires an entity to start capitalizing software costs when (i) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the timing of the adoption and the impact of the new standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This standard provides a scope exception to exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, if the contract does not have (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts or features involving the issuer’s own equity, and (4) call options and put options on debt instruments. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on its consolidated financial statements and related disclosures.

2. Business Combination

On March 4, 2024. QT Imaging, GigCapital5, and QT Merger Sub, completed the Merger contemplated by the Business Combination Agreement, following the approval at an annual stockholder meeting of the stockholders of GigCapital5 held on February 20, 2024 (the “Stockholder Meeting”).

QT Imaging has been determined to be the accounting acquirer and the Business Combination was accounted for as a reverse recapitalization. The shares and net loss per share of common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (approximately 0.3427 shares of the Company's common stock for each share of QT Imaging common stock). The net liabilities of GigCapital5 have been recognized at carrying value, with no goodwill or other intangible assets recorded.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2025	December 31, 2024
Assets:
Certificate of deposit	2	$20,000	$20,000
Liabilities:
Warrant Liability	2	$105,834	$22,234
Earnout liability	3	$2,510,000	$440,000
Derivative liability	3	$—	$303,300
Warrant Liability
The Company has determined that the warrants that were a constituent part of (i) the private placement units that were issued in a private placement sale by GigCapital5 prior to the Merger and (ii) the private placement units that were issued upon conversion of working capital notes issued by GigCapital5 prior to the Merger, which conversion occurred concurrent with the Merger (“Private Warrants”) are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). The Company determined that the fair value of each Private Warrants approximates the fair value of a Public Warrant. Accordingly, the Private Warrants are valued upon observable data and have been classified as Level 2 financial instruments. As of September 30, 2025 and December 31, 2024, a total of 889,364 Private Warrants to purchase 296,445 shares of common stock were outstanding at an approximate fair value of $0.119 and $0.025 per warrant, respectively. See Note 10, Stockholders’ Deficit.
The activity for the fair value of the warrant liability during the three and nine months ended September 30, 2025 were as follows:

Private Warrants
Beginning balance, January 1, 2025	$22,234
Change in fair value	(13,252)
Ending balance, March 31, 2025	8,982
Change in fair value	16,809
Ending balance, June 30, 2025	25,791
Change in fair value	80,043
Ending balance, September 30, 2025	$105,834

On February 26, 2025, the Company entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. In connection with the Lynrock Lake Term Loan, the Company issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase Common Stock (the “Lynrock Lake Warrant”), a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheets. The Company determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model.

Significant assumptions used in the valuation of the fair value of the Lynrock Lake Warrant as of issuance on February 26, 2025 and as of modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant term (years)	10.0	9.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.3%	4.4%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Lynrock Lake Warrant during the three and nine months ended September 30, 2025 were as follows:

Lynrock Lake Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	16,496,084
Change in fair value	606,186
Ending balance, March 31, 2025	17,102,270
Change in fair value	2,294,669
Reclassification of warrant liability upon warrant modification	(19,396,939)
Ending balance, June 30, 2025 and September 30, 2025	$—

On February 26, 2025, the Company issued to Yorkville a warrant to purchase 5,000,071 shares of common stock at an exercise price of $1.20 per share pursuant to the “Yorkville Warrant to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. Yorkville may cashless exercise the Yorkville Warrant. The Yorkville Warrant is also subject to adjustments in the event that the Company’s common stock undergoes a split, reverse-split or similar event. Furthermore, the Yorkville Warrant has provided the holder with piggyback registration rights. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheets. The Company determined the fair value of the Yorkville Warrant using the Black-Scholes Model.

Significant assumptions used in the valuation of the fair value of the Yorkville Warrant as of issuance on February 26, 2025 and as of modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant term (years)	5.0	4.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Yorkville Warrant during the three and nine months ended September 30, 2025 were as follows:

Yorkville Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	2,992,522
Change in fair value	111,795
Ending balance, March 31, 2025	3,104,317
Change in fair value	484,872
Reclassification of warrant liability upon warrant modification	(3,589,189)
Ending balance, June 30, 2025 and September 30, 2025	$—

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

The Gulf Medical Distribution Agreement, which was signed on August 21, 2025, contained Minimum Purchase Requirements, which increased the likely expected value for revenue in 2026, resulting in a change in fair value of $2.2 million during the third quarter of 2025.

Significant assumptions used in the valuation of the fair value of the earnout liability as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Fair value of common stock	$7.11	$1.47
Volatility of revenue	23.0%	23.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	3.7%	4.2%
Risk premium	3.3%	2.7%
Cost of debt	15.5%	15.5%
Credit risk spread	11.8%	11.3%
Equity volatility	105.0%	120.0%
The activity for the fair value of the earnout liability for the three and nine months ended September 30, 2025 were as follows:

Earnout Liability
Beginning balance, January 1, 2025	$440,000
Change in fair value	50,000
Ending balance, March 31, 2025	490,000
Change in fair value	(210,000)
Ending balance, June 30, 2025	280,000
Change in fair value	2,230,000
Ending balance, September 30, 2025	$2,510,000

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

Significant assumptions used in the valuation of the fair value of the derivative liability as of December 31, 2024 and February 26, 2025 were as follows:

	February 26, 2025	December 31, 2024
Fair value of common stock	$1.23	$1.47
Term in years	1.11	1.26
Volatility	125.0%	120.0%
Risk-free rate	4.1%	4.2%
Debt discount	30.0%	30.0%
The activity for the fair value of the derivative liability during the nine months ended September 30, 2025 was as follows:

Derivative Liability
Beginning balance, January 1, 2025	$303,300
Extinguishment upon Termination Agreement	(202,000)
Change in fair value	(101,300)
Ending balance, March 31, 2025, June 30, 2025 and September 2025	$—
The extinguishment of the derivative liability of $0 and $202,000 was recorded in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025, respectively.

4.    Inventory
Inventory consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw materials	$4,488,530	$2,551,947
Work in process	731,912	278,869
Finished goods	21,786	309,903
Total	$5,242,228	$3,140,719
5.    Property and Equipment, Net
Property and equipment, net consisted of the following as of September 30, 2025 and December 31, 2024:

	Useful Life	September 30, 2025	December 31, 2024
Scanners	5 Years	$1,904,491	$1,904,491
Computer and lab equipment	3-5 Years	1,471,331	1,424,513
Leasehold improvements	Various	421,266	421,266
Software	3 Years	50,374	50,374
Furniture and fixtures	7 Years	82,336	82,336
		3,929,798	3,882,980
Less: accumulated depreciation		(3,802,671)	(3,687,197)
		$127,127	$195,783
Depreciation expense was $39,550 and $19,508 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $115,474 and $114,144 for the nine months ended September 30, 2025 and 2024, respectively.
6.    Balance Sheet Details
Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid insurance	$173,617	$179,143
Other receivable	23,345	131,865
Deferred issuance costs	251,963	—
Other	617,876	205,544
Total	$1,066,801	$516,552

Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued legal	$2,042,991	$1,867,107
Accrued personnel costs	1,147,288	963,865
Accrued excise taxes	—	207,358
Accrued advisory fee	101,963	100,000
Accrued purchases	1,680,970	1,834
Other	262,004	409,790
Total	$5,235,216	$3,549,954

7.    Long-Term Debt
Yorkville Pre-Paid Advance
On March 4, 2024, the Company received the Pre-Paid Advance of $10,000,000 from Yorkville and issued Yorkville the Yorkville Note in the amount of $10,000,000 for such Pre-Paid Advance that was originally due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of the Company's common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of QT Imaging which converted in the aggregate into 333,334 shares of the Company's common stock upon the completion of the Business Combination. In accordance with ASC 470-20, the proceeds of $10,000,000 were recorded between the promissory note and common stock less debt origination costs of $975,000, consisting of a $375,000 commitment fee for the SEPA and an original issue discount of 6% for the Yorkville Note, on a relative fair value basis. Expenses related to a structuring fee was $0 and $20,000 for the three and nine months ended September 30, 2024, respectively, and was included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As noted in Note 3 - the Pre-Paid Advance contained Derivatives that were bifurcated and recorded a separate instrument. The initial value of the Derivatives of the $5,120,900 was recorded as a debt discount against the Pre-Paid Advance.
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

Following the effectiveness of the registration statement on Form S-1 that the Company filed to register the shares to be issued pursuant to the SEPA, the Floor Price for Yorkville was $2.6304 per share. For the first five trading days commencing after six months after the issuance of the Yorkville Note, which ended on September 11, 2024, the daily VWAP of the common stock was less than the Floor Price, and as a result, September 11, 2024 constitutes a Trigger Date, and on that Trigger Date, a Trigger Event occurred due to a Floor Price Trigger. Accordingly, on September 13, 2024, the Company made the initial payment due to Yorkville as a result of the Trigger Event that occurred on September 11, 2024 in an amount totaling $1,521,581, the calculation of which reflects a reduction to the Triggered Principal Amount by 50% of the net sale proceeds of the Company Shares by Yorkville following the closing of the Business Combination. The total payment of $1,521,581 comprised of $1,145,407 of principal, $318,904 of accrued interest, and $57,270 of 5% early payment premium. The Company recognized the 5% early payment premium as interest expense within the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024.

On September 26, 2024, the Company and Yorkville entered into an Omnibus Amendment (the “Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to amend certain terms of the Yorkville Note to reduce the Company’s obligations resulting from the occurrence of the Trigger Event. Pursuant to the Omnibus Amendment, the maturity date of the Yorkville Note was extended approximately six months from June 4, 2025 to December 15, 2025. Further, the Omnibus Amendment acknowledges the Company’s obligation to make monthly payments to Yorkville in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and revised the Yorkville Note to provide that no further monthly payments will be owed during the period beginning on the date of the Omnibus Amendment and ending on January 15, 2025. In exchange for this relief, beginning on January 15, 2025, and continuing on the same day of each successive calendar month until and including November 15, 2025, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company will make monthly payments in an amount equal to $500,000 plus the payment premium of 5% plus accrued and unpaid interest under the Yorkville Note as of each such payment date. Such monthly payments will not be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the VWAP as quoted by Bloomberg, LP. The Omnibus Amendment also provided that 100% of the proceeds of the sale of the remaining 133,334 Company Shares held at the time of entry into the Omnibus Amendment by Yorkville shall be retained by Yorkville and shall not be used to offset or reduce any amounts owed under the Yorkville Note, or to otherwise benefit the Company in any way. The Omnibus Amendment also provides that in the event that the Company’s common stock is delisted from trading on the Nasdaq Stock Market, Yorkville consents to the occurrence of such delisting from the Nasdaq Stock Market, if it is to happen, and that it will not constitute an Event of Default as defined per the Omnibus Amendment, provided that (i) the Company uses its best efforts to have its common stock relisted on the Nasdaq Stock Market as soon as possible and (ii) the Company’s common stock is listed on the OTC Markets’ OTCQX market tier within 30 days in the event that a delisting from the Nasdaq Stock Market occurs. The Omnibus Amendment was accounted for as a troubled debt restructuring, resulting in a prospective adjustment to the effective interest rate in accordance with ASC 470-60.

On October 31, 2024, the Company and Yorkville executed the Second Omnibus Amendment to the Yorkville Note (the “Second Amendment”), pursuant to which the maturity date of the Yorkville Note was extended from December 15, 2025 to March 31, 2026. Further, the Second Amendment acknowledged the Company’s obligation to make monthly payments to Yorkville in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and no further monthly payments will be owed during the period beginning on the date of the Second Amendment and ending on February 15, 2025. In exchange for this relief, beginning on February 15, 2025, and continuing on the same day of each successive calendar month until and including February 15, 2026, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company agreed to make monthly payments in an amount equal to $500,000 plus the payment premium plus accrued and unpaid interest as of each such payment date. Such monthly payments under the Second Amendment were not to be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the VWAP as quoted by Bloomberg, LP. Further, pursuant to the terms of the Second Amendment, the Company elected to reduce the Floor Price to $1.50 per share, effective as of the date of the Second Amendment. In addition, the Second Amendment provided that to the extent that Yorkville converts any portion of the Investor Note into shares of the common stock between the date of the Second Amendment and January 15, 2025, the first $500,000 of such conversions of the Yorkville Note shall reduce the principal balance of the Yorkville Note. For the avoidance of doubt and without implication that the opposite would otherwise be true, all other conversions of the Yorkville Note pursuant to the Second Amendment were to be applied as provided for in and consistent with the terms of the Yorkville Note. The Second Amendment also provided that in the event that the common stock is delisted from trading on the Nasdaq Stock Market, Yorkville consents to the occurrence of such delisting from the Nasdaq Stock Market, if it is to happen, and that it will not constitute an Event of Default as defined per the Omnibus Amendment, provided that (i) the Company uses its best efforts to have the common stock relisted on the Nasdaq Stock Market as soon as possible and (ii) the common stock is listed on the OTC Markets’ OTCQX or OTCQB market tiers within 30 days in the event that a delisting from the Nasdaq Stock Market occurs. The Second Amendment was accounted for as a debt modification, resulting in a prospective adjustment to the effective interest rate.

On November 4, 2024, Yorkville converted $254,593 of outstanding principal into 128,020 shares of common stock with an applicable conversion price of $1.9887 per share. On December 6, 2024, Yorkville converted an additional $259,588 of outstanding principal under the Yorkville Note into 173,059 shares of common stock with an applicable conversion price of $1.50 per share.

On January 9, 2025, the Company and Yorkville entered into the Third Omnibus Amendment to the Yorkville Note, (the “Third Amendment”), pursuant to which, the Company and Yorkville agreed that for $1.5 million of the then current outstanding balance due under the Yorkville Note (principal and unpaid accrued interest), the fixed price for conversion shall be modified to $1.752 per share, and for the remainder of the balance, the fixed price shall not be changed but shall remain $13.84185 per share as provided for in the Yorkville Note when the Company issued it on March 4, 2024. Further, the Third Amendment removed the Company’s obligation to make monthly payments to Yorkville, previously owing due to the occurrence of the Trigger Event, such that no further monthly payments will be owed during the period beginning on the date of the Third Amendment and ending on the maturity date of the Yorkville Note of March 31, 2026. In exchange for this relief, the aggregate purchase price owed to the Company from the first Advance that occurs pursuant to the terms of the SEPA (the “Advance Proceeds”) shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable), and that for any subsequent Advances pursuant to the terms of the SEPA, Yorkville shall pay half of such Advance Proceeds directly to the Company and the other half of such Advance Proceeds shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable). On January 9, 2025, the Company delivered its first Advance Notice under the SEPA for the sale of 295,000 shares of common stock. This resulted in the reduction of an additional $182,682 in principal of the Yorkville Note.

On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3,000,000 in cash and issued to Yorkville a warrant to purchase 5,000,071 shares of its common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. The Company and Yorkville also entered into that certain Termination Agreement, dated February 26, 2025, pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025. The fair value of the Yorkville Warrant at issuance amounted to $2,992,522. As a result of the extinguishment of the Yorkville Note, the Company recorded an expense of $0 and $1,940,216, respectively, in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
As of December 31, 2024, the outstanding amount of the Yorkville Note was $3,532,591, net of the unamortized debt discount of $4,807,820 and accrued interest of $155,203. Interest expense, including amortization of debt issuance costs, for the three months ended September 30, 2025 and 2024 was $0 and $1,244,332, respectively. Interest expense, including amortization of debt issuance costs, for the nine months ended September 30, 2025 and 2024 was $519,591 and $2,431,398, respectively.

Cable Car Note
In February 2024, GigCapital5 and QT Imaging entered into the Cable Car Note with Cable Car, pursuant to which Cable Car agreed to advance $1,500,000 at the closing of the Business Combination, as was evidenced by the Loan, dated March 4, 2024, by and between QT Imaging and Cable Car. The Cable Car Note does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of QT Imaging which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 60,000 shares of the Company's common stock. In accordance with ASC 470-20, the proceeds of $1,500,000 were recorded between the promissory note and common stock less debt origination costs of $40,740, consisting of legal fees, on a relative fair value basis.
On January 9, 2025, the Company and Cable Car entered into an Omnibus Amendment (the “Cable Car Amendment”) to amend certain terms of the Cable Car Note, including a reduction of the conversion price for the Cable Car Note to $1.752 per share. Further, the Cable Car Amendment provides that the maturity date for the Cable Car Note shall be extended to March 31, 2026, in consideration for which, the Company shall pay an extension fee (the “Extension Fee”) of $90,000 to Cable Car, with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee shall also be converted. No interest shall accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest shall accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest shall be due and payable on the maturity date for the Cable Car Note, unless the

Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest shall also be converted. In addition, in connection with any sale, assignment, transfer, or other disposition (a “Cable Car Sale”) of any shares into which the Cable Car Note is converted pursuant to its terms, the Cable Car Amendment provides that to the extent such Cable Car Sale is made pursuant to Rule 144, provided that Rule 144 is available as an exemption from the registration requirements for such Cable Car Sale, if requested by Cable Car and upon delivery by Cable Car of such customary representations and other documentation reasonably acceptable to the Company in connection with transactions relying upon Rule 144, the Company shall use commercially reasonable efforts to cause its transfer agent to remove any restrictive legends related to the book entry account holding such shares sold or disposed of by Cable Car without restrictive legends within two business days of such request. The Company recorded the Extension Fee of $0 and $90,000 in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1,625,000 in cash to fully settle and discharge the Company’s obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed. As a result of the extinguishment of the Cable Car Note, the Company recorded an expense of $0 and $93,450 in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively.
As of December 31, 2024, the outstanding amount of the Cable Car Note was $1,366,458, net of unamortized issuance costs of $133,542. Interest expense, including amortization of debt issuance costs, for the three months ended September 30, 2025 and 2024 was $0 and $108,706, respectively. Interest expense, including amortization of debt issuance costs, for the nine months ended September 30, 2025 and 2024 was $36,386 and $234,445, respectively.

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

There are no requirements to make any prepayment in the event that the Company sells any of its capital stock. In addition, at the option of Lynrock Lake, the Company shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if the Company or its subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of September 30, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.

Furthermore, in connection with the Lynrock Lake Term Loan, the Company issued to Lynrock Lake the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of its common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Warrant at issuance amounted to $16,496,084.

Upon issuance of the Lynrock Lake Term Loan, the Company recorded a loss of $6,640,384, including debt issuance costs of $244,300, in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

On August 26, 2025, the Company and Lynrock Lake entered into the Amended Credit Agreement to add Tranche B in the amount of $5.0 million to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. Tranche B is subject to the Tranche B Premium equal to 6% multiplied by the sum of (a) the principal of Tranche B being repaid plus (b) all related accrued and unpaid interest. Subject to the payment of the Make-Whole Amount, if the Company receives Net Cash Proceeds (as defined in the Credit Agreement) from any sale or issuance of the Company’s common stock, then the Company shall, at the option of Lynrock Lake, prepay, or cause to be prepaid, Tranche B on or prior to the date which is thirty days after the date of the receipt by the Company of such Net Cash Proceeds in an amount equal to the lesser of (i) 100% of such Net Cash Proceeds or (ii) the principal amount of Tranche B on such date of prepayment, together with all accrued and unpaid interest thereon and any outstanding fees or premium, if any, payable in accordance with the Lynrock Lake Term Loan. Additionally, in connection with any mandatory prepayment of Tranche B on or prior to December 31, 2025, such mandatory prepayment will be subject to the payment of the Tranche B Premium instead of the Make-Whole Amount.

On October 6, 2025, the Company repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement. Refer to Note 10, Stockholders’ Deficit. As a result, Tranche B was presented within current maturities of long-term debt on the condensed consolidated balance sheets.

As of September 30, 2025, the outstanding amount of the Lynrock Lake Term Loan was $5,272,879, net of the unamortized debt discount of $9,827,121, and accrued interest of $670,193. Interest expense, including amortization of debt issuance costs, for the three and nine months ended September 30, 2025 was $521,243 and $943,073, respectively.

Future principal payments on the long-term debt as of September 30, 2025 are as follows:

Year ending December 31:
2025 (remaining)	$5,013,769
2026	9,197
2027	10,100,000
Total payments	15,122,966
Less: Unamortized debt issuance costs	(9,827,121)
Less: Current maturities of long-term debt	(5,022,966)
Long-term debt	$272,879
8.    Leases
The Company leases its operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects the Company’s right-of-use (“ROU”) assets and lease liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets:
Operating lease ROU assets, net	$666,529	$935,246
Liabilities:
Operating lease liabilities, current	$441,634	$405,678
Operating lease liabilities	321,270	656,955
	$762,904	$1,062,633

The following table presents supplemental cash flow information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2024	2023
Operating cash flows from operating leases	$120,503	$116,994	$355,661	$345,302

As of September 30, 2025, the maturity of operating lease liabilities was as follows:

Year ending December 31:
2025 (remaining)	$120,503
2026	490,449
2027	206,864
Total payments	817,816
Less: Interest	(54,912)
Present value of obligations	$762,904

The operating lease expense for the three months ended September 30, 2025 and 2024 was $113,971 and $113,748, respectively, of which $5,754 and $5,532, respectively, were related to leases with a term of less than 12 months. The operating lease expense for the nine months ended September 30, 2025 and 2024 was $341,689 and $341,031, respectively, of which $17,040 and $16,383, respectively, were related to leases with a term of less than 12 months.
As of September 30, 2025, the weighted-average remaining lease term was 1.7 years. The weighted-average discount rate was 8% for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2024, the weighted-average remaining lease term was 2.7 years and the weighted-average discount rate was 8%.

9.    Contingencies
Litigation
The Company is subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on the Company’s condensed consolidated financial statements.
10.    Stockholders’ Deficit
Common Stock
The Company's common stock trades on the OTCQB Venture Market tier under the symbol “QTIH.” Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance 500,000,000 shares of common stock. The holder of each share of common stock is entitled to one vote.
Common stock reserved for future issuance as of September 30, 2025 is as follows:

Common stock warrants	30,269,843
Merger earnout consideration shares	2,000,000
Options outstanding under the 2024 Incentive Plan	1,140,978
Options available under the 2024 Incentive Plan	57,857
Options outstanding under the Inducement Equity Incentive Plan	108,333
Potential shares from convertible notes	88,402
33,665,413
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding. The Board has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of preferred stock could have the effect of decreasing the trading price of common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.
Warrants (Public Warrants, Private Placement Warrants, Working Capital Note Warrants, PIPE Warrants, Lynrock Lake Warrant, and Yorkville Warrant)

The Public Warrants, Private Placement Warrants, and Working Capital Note Warrants (collectively, the “PubCo Warrants”) were originally issued with an exercise price of $34.50 per share, and pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”), the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $27.60 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $27.60 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Each warrant became exercisable 30 days after the completion of the Merger and expire five years after the completion of the Merger. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.03 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $54.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

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

On May 13, 2024, the exercise price of the PubCo Warrants was reduced from $34.50 to $6.90 per warrant and the price per share related to the redemption events described above decreased from $54.00 per share to $10.80 per share in accordance with the terms of the Warrant Agreement as discussed above. As of May 13, 2024, the PubCo Warrants were comprised of 7,666,767 Public Warrants, 264,990 Private Placement Warrants, and 31,455 Working Capital Note Warrants, which were issued under the same Warrant Agreement described above. In the three and nine months ended September 30, 2025, Public Warrants to purchase 77,039 shares of common stock were exercised for aggregate proceeds of $531,622. As of September 30, 2025, there were 7,886,173 PubCo Warrants outstanding with an exercise price of $6.90 per warrant and expiring on March 4, 2029.
On November 22, 2024, the Company completed a private placement (the “Private Placement”) with related parties, pursuant to the terms and conditions of a securities purchase agreement (the “ Securities Purchase Agreement”). At the closing of the Private Placement, the Company issued warrants (the “PIPE Warrants”) to purchase up to 1,458,314 shares of common stock that are issuable upon its exercise. Each PIPE Warrant sold in the Private Placement is exercisable for one third of a share of common stock at an exercise price of $2.016 per share, and is exercisable beginning on May 22, 2025 and ending on May 22, 2030.

The Company entered into a Securities Purchase Agreement (the “First Securities Purchase Agreement”), dated April 9, 2025, by and between the Company, on the one hand, and Dr. Avi Katz, the Chairman of the Company’s Board of Directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of the Company’s Board of Directors, on the other hand (the “April 2025 Private Placement”). On April 24, 2025, at the closing of the April 2025 Private Placement, the Company issued (i) 261,644 shares of common stock (the “Shares”) at a per share purchase price of $1.911, which represented 110% of the volume weighted trading price for the common stock on April 9, 2025 (the “Per Share Purchase Price”); and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 523,286 shares of common stock with a per share exercise price of $2.16. The aggregate gross proceeds to the Company from the Private Placement was approximately $500,000, before deducting the offering expenses payable by the Company, which expenses consisted solely of legal fees. The Company intends to use the net proceeds from the April 2025 Private Placement for working capital purposes.

On May 12, 2025, the Company entered into a Securities Purchase Agreement (the “Second Securities Purchase Agreement”)for another PIPE investment (the “May 2025 Private Placement”) in an amount of approximately $200,000, pursuant to which the Company issued 68,447 shares of common stock plus a warrant to purchase 68,447 shares of common stock. The proceeds of this PIPE investment will be used for working capital purposes. The May 2025 Private Placement provides a per share purchase price of $2.922, which represents 110% of the five-day volume weighted trading price for the common stock through May 9, 2025, and the per share exercise price of the warrant is $3.36.

As of September 30, 2025, there were a total 2,050,047 PIPE Warrants outstanding.

In connection with the Lynrock Lake Term Loan, on February 26, 2025, the Company issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheet upon modification. The fair value of the Lynrock Lake Warrant on modification date was $19,396,939. As of September 30, 2025, the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock was outstanding.

On February 26, 2025, the Company issued to Yorkville a warrant to purchase 5,000,071 shares of its common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant. The Yorkville Warrant is exercisable until February 26, 2030. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheet upon modification. The fair value of the Yorkville Warrant on modification date was $3,589,189.

On August 26, 2025, the Company repurchased the Yorkville Warrant for an aggregate price of $5.0 million.
11.    Stock Incentive Plan
Inducement Equity Incentive Plan
On August 22, 2025, the Company adopted the Inducement Equity Incentive Plan (the “Inducement Equity Plan”), which authorizes 108,333 shares of common stock. Options to purchase 108,333 shares of common stock were issued during the three and nine months ended September 30, 2025 at a weighted-average fair value of $1.63 per share. The following table summarizes information regarding activity in the Inducement Equity Plan during the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2025	—	$—	0
Granted	108,333	7.47
Cancelled	—	—
Outstanding, September 30, 2025	108,333	$7.47	9.9
Exercisable as of September 30, 2025	—	$—	0
Expected-to-vest as of September 30, 2025	108,333	$7.47	9.9

2024 Equity Incentive Plan
On January 1, 2025, an additional 446,137 shares of common stock were added to the 2024 Equity Incentive Plan.

The following table summarizes information regarding activity in the 2024 Equity Incentive Plan during the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2025 (1)(2)	651,645	$2.25	9.5

Granted	589,333	$2.41
Exercised	(33,333)	$2.25
Cancelled	(66,667)	$2.25
Outstanding, September 30, 2025	1,140,978	$2.34	9.2
Exercisable as of September 30, 2025	417,513	$2.16	9.0
Expected-to-vest as of September 30, 2025	723,465	$2.44	9.3

(1)    Share amounts as of January 1, 2025 differ from those published in prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of share of common stock outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.
(2)     The options outstanding as of December 31, 2024 were revised by 88,000 from the amount previously reported on the Annual Report on Form 10-K for the year ended December 31, 2024. The effect on stock-based compensation was immaterial.

Options to purchase 67,333 shares of common stock were granted during the three months ended September 30, 2025 at a weighted-average fair value of $3.71 per share. Options to purchase 589,333 shares of common stock were granted during the nine months ended September 30, 2025 at a weighted-average fair value of $1.55 per share. Options to purchase 690,645 shares of common stock were granted during the three and nine months ended September 30, 2024 at a weighted-average fair value of $1.42 per share. The determination of the fair value of options granted during the three and nine months ended September 30, 2025 and 2024 was computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock price per share	$5.64	$2.22	$2.41	$2.22
Expected option term (years)	5.9	5.7	5.5	5.7
Expected volatility	71.4%	67.9%	71.3%	67.9%
Risk-free rate of return	3.9%	4.3%	4.0%	4.3%
Expected annual dividend yield	—%	—%	—%	—%

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

The following table shows stock-based compensation expense by functional area in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$25,616	$22,248	$53,912	$36,198
Selling, general and administrative	173,179	104,955	464,809	129,989
	$198,795	$127,203	$518,721	$166,187
Stock-based compensation expense capitalized to inventory for three and nine months ended September 30, 2025 and 2024 was insignificant.
As of September 30, 2025, the total unrecognized compensation cost related to all nonvested stock options was $1.5 million and the weighted-average period over which it is expected to be recognized is 1.27 years.

12.    Revenue Recognition

Revenue recognized during the three and nine months ended September 30, 2025 and 2024 is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product	$4,147,701	$917,238	$10,534,436	$3,882,039
Service	44,400	38,732	115,494	150,129
	$4,192,101	$955,970	$10,649,930	$4,032,168
Revenue recognized by geography during the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$4,181,744	$942,265	$10,617,827	$4,000,590
International	10,357	13,705	32,103	31,578
	$4,192,101	$955,970	$10,649,930	$4,032,168
Substantially all of the revenue recognized by the Company during the three and nine months ended September 30, 2025 and 2024 was recognized at a point in time. The Company had no contract assets as of September 30, 2025 and December 31, 2024. The Company had contract liabilities of $23,929 as of September 30, 2025, all of which is expected to be recognized as revenue in the next 12 months. The Company had contract liabilities of $49,365 as of December 31, 2024. Revenue recognized during the three and nine months ended September 30, 2025 that was previously included in contract liabilities as of December 31, 2024 were $10,357 and $32,103, respectively.
13.    Income Taxes
For the interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2025 and 2024. The Company expects that its effective tax rate for the full year 2025 will be 0%.

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
14.    Related Party Transactions
Convertible Notes Payable
In July 2020, the Company issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments were initially due on or before July 1, 2025. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on these convertible notes payable was extended to October 21, 2027.
The 2020 Notes are convertible, at the holder’s option, into shares of common stock of the Company at the lower of $43.77 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of September 30, 2025, an aggregate of 88,402 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. Management assessed whether the embedded features in the 2020

Notes should have been bifurcated from the debt host and concluded that none of the features were required to be accounted for separately from the debt instruments.
As of September 30, 2025 and December 31, 2024, the outstanding amount of the 2020 Notes was $3,190,112 and $3,143,725, and accrued interest was $679,215 and $550,430, respectively. Interest expense for the three months ended September 30, 2025 and 2024, was $43,400 and $43,400, respectively. Interest expense for the nine months ended September 30, 2025 and 2024, was $128,786 and $129,257, respectively.
Working Capital Loan
On May 3, 2023, the Company issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of September 30, 2025 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the Closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville (see Note 7). In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.

Private Placement

On April 24, 2025, the Company completed the First Securities Purchase Agreement for net proceeds of $500,000 in exchange for a total of 261,644 shares of the Company’s common stock and warrants to purchase 523,286 shares of common stock that are issuable upon exercise. See Note 10, Stockholders’ Deficit.

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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$4,192,101	$955,970	$10,649,930	$4,032,168
Less:
Cost of revenue[1]	2,389,428	350,667	5,208,318	1,792,234
Research and development[1]	938,758	925,214	2,691,704	2,492,842
Selling, general and administrative[1]	2,515,994	2,007,277	6,486,697	9,873,029
Other expense (income), net	30,559	(16,995)	8,770,514	191,330
Change in fair value of warrant liability	80,043	(8,805)	3,581,122	(199,624)
Change in fair value of derivative liability	—	(87,200)	(101,300)	(4,800,000)

Change in fair value of earnout liability	2,230,000	(50,000)	2,070,000	(2,970,000)
Interest expense, net	564,725	1,455,306	1,635,014	3,149,315
Income tax expense	—	—	2,782	—
Consolidated net loss	$(4,557,406)	$(3,619,494)	$(19,694,921)	$(5,496,958)
1Includes total salaries, bonuses, employee benefits and stock-based compensation of $2,148,939 and $1,627,803 for the three months ended September 30, 2025 and 2024, respectively. Total salaries, bonuses, employee benefits and stock-based compensation were $5,537,784 and $3,765,568 for the nine months ended September 30, 2025 and 2024, respectively.

All of the Company’s long-lived assets are located in the United States.

Refer to Note 12, Revenue Recognition, for revenue by geography information.

16. Revised Financial Statements

As previously disclosed in its consolidated financial statements included in the Annual Report on Form 10-K filed for the year ended December 31, 2024, the Company has revised its condensed financial statements as of and for the nine months ended September 30, 2024 to correct a misstatement identified related to the initial recognition of the earnout liability. The Company assessed the materiality of this misstatement in accordance with SEC Staff Accounting Bulletin No. 108 - “Qualifying Misstatements” and concluded this error was not qualitatively material. As such, the correction of the error for the affected periods is reflected prospectively in the Quarterly Reports on Form 10-Q for fiscal year 2025.

The effects of this revision on the applicable line items within the condensed consolidated financial statements were as follows:

Condensed Consolidated Balance Sheet Line Items Impacted	September 30, 2024 - As Filed	Adjustments	September 30, 2024 - As Revised
Additional paid-in capital	$22,470,230	$(3,670,000)	$18,800,230
Accumulated deficit	$(32,122,605)	$3,670,000	$(28,452,605)

Other Condensed Consolidated Financial Statement Line Items	Nine Months Ended September 30, 2024 - As Filed	Adjustments	Nine Months Ended September 30, 2024 - As Revised
Condensed Consolidated Statement of Operations and Comprehensive Loss
Change in fair value of earnout liability	$(700,000)	$3,670,000	$2,970,000
Net loss and comprehensive loss attributable to QT Imaging Holdings, Inc.	$(9,166,958)	$3,670,000	$(5,496,958)
Net loss and comprehensive loss attributable to common stockholders	$(14,352,460)	$3,670,000	$(10,682,460)
Net loss per share - basic and diluted	$(2.31)	$0.59	$(1.72)

Condensed Consolidated Statement of Cash Flows
Net loss	$(9,166,958)	$3,670,000	$(5,496,958)
Change in fair value of earnout liability	$700,000	$(3,670,000)	$(2,970,000)
17. Subsequent Events

Reverse Stock Split

On October 23, 2025, the Reverse Stock Split with a ratio of 3:1 became effective.
October 2025 PIPE

On September 30, 2025, the Company entered into the Third Securities Purchase Agreement, by and between the Company, on the one hand, and certain accredited investors and qualified institutional buyers, led by the Purchasers for the October 2025 Private Placement. At the closing of the October 2025 Private Placement on October 3, 2025, we issued (i) 2,232,243 shares of our common stock, par value $0.0001 per share; (ii) Subscription Warrants with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) 5,424,083 Pre‑Funded Warrants to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance. The purchase price of each share of common stock is $4.50 and the purchase price for each Pre‑Funded Warrant is $4.4997. Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to the Company from the October 2025 Private Placement was approximately $18,180,655, before deducting the offering expenses payable by the Company, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement In addition, the per share exercise price of each Subscription Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003.
Repayment of Tranche B of the Lynrock Lake Term Loan

On October 6, 2025, the Company repaid $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement.

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

Consistent with our strategy, on May 31, 2023, we entered into a Sales Agent Agreement (the “NXC Sales Agent Agreement”) with NXC Imaging, Inc. (“NXC”) pursuant to which we appointed NXC as the non-exclusive agent for the sale of QT Imaging products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of QT Imaging products sold by NXC under the terms of the NXC Sales Agent Agreement. Effective June 10, 2024, the NXC Sales Agent Agreement was superseded by the NXC Distribution Agreement that was entered into with NXC on June 18, 2024. Under the NXC Distribution Agreement, NXC is appointed as the exclusive reseller to market, advertise, and resell QT Breast Scanners in the U.S. and U.S. territories. NXC will purchase for the purpose of reselling, leasing or renting QT Breast Scanners directly to its customers, but is not obligated to purchase any particular quantity of QT Breast Scanners from us. We have reserved the right to sell directly to customers as an exception. Furthermore, we may, in our sole discretion, sell the QT Breast Scanners to any other person or entity anywhere in the world without notice to NXC or NXC’s prior consent. NXC is also allowed to assign sales agents for the purpose of QT Breast Scanner sales. NXC’s purchases will be in accordance with an agreed upon product pricing schedule (subject to change upon 60 days’ prior written notice by us), provided that neither NXC nor its assigned sales agents may mark-up the cost of the QT Breast Scanners more than twenty percent (20%) unless otherwise mutually agreed to between NXC and us. Each order will include information reasonably requested by us and is subject to our acceptance, after which it becomes an approved order. Any such approved orders are non-cancellable and not subject to rescheduling after acceptance by us. Any orders not accepted by us in writing are deemed rejected. On December 11, 2024, we and NXC entered into the NXC Amended Distribution Agreement, which amends and restates the NXC Distribution Agreement in its entirety, making some modifications to the NXC Distribution Agreement but retaining other terms. We further amended the Amended Distribution Agreement on March 28, 2025. The Amended Distribution Agreement has a term that runs until December 31, 2026, unless earlier terminated or extended by mutual written agreement. As of September 30, 2025, we have delivered 23 QT Breast Scanners to NXC and NXC’s customers pursuant to the NXC Sales Agent Agreement and NXC Distribution Agreement.

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

On August 21, 2025, the Company entered into a Distribution Agreement (the “Gulf Medical Distribution Agreement”) with Gulf Medical Co. (“GMC”), a corporation organized and existing under the laws of Saudi Arabia, for an initial term of three years (the “Initial Term”). Under the terms of the Gulf Medical Distribution Agreement, the Company shall authorize and grant to GMC the exclusive right to market, advertise and sell the QT Breast Scanners and the Cloud SaaS platform subscriptions in Saudi Arabia (the “Territory”). If GMC has met the Minimum Purchase Requirements (as defined below) during the Initial Term, the Gulf Medical Distribution Agreement shall automatically be extended for an additional one-year term. GMC agrees to meet or exceed the purchase requirements and/or revenue goals for the Approved Products set forth in the Gulf Medical Distribution Agreement (the “Minimum Purchase Requirements”) during the Initial Term. In the event GMC fails to meet these Minimum Purchase Requirements in any year during the Initial Term, the Company may, at its sole option, (a) terminate GMC’s exclusive distributorship rights for the sale and promotion of the Approved Products granted under this Agreement and appoint other distributors for the Approved Products in the Territory, or (b) terminate the Gulf Medical Distribution Agreement. Should the Company elect to so terminate GMC’s exclusive distributorship in the Territory, the Company may continue to sell the Approved Products to GMC for GMC to distribute on a non-exclusive basis in the Territory in accordance with the terms and conditions of the Gulf Medical Distribution Agreement, and GMC’s ongoing obligations with regard to its Minimum Purchase Requirements for the Approved Products shall terminate. Should the Company be unable to furnish GMC with sufficient quantities of the Approved Products, as may be requested by GMC in its Release Orders (as defined below) submitted to the Company in accordance with the terms of the Gulf Medical Distribution Agreement, then GMC’s Minimum Purchase Requirement shall be reduced by the quantity of Approved Products that the Company is unable to deliver as requested. GMC shall secure all required governmental approvals, permits, licenses, customs clearances, and authorizations required for shipment to and use of the QT Breast Scanners in the Territory. The Company shall provide training and professional services to GMC during the term of the Gulf Medical Distribution Agreement and shall retain all intellectual property rights. Except as GMC and the Company may otherwise mutually agree in writing, provided that GMC maintains a credit limit with the Company’s credit insurance provider that has been approved in writing by the Company, GMC shall pay the Company fifty percent (50%) of the total price of the Release Order upon order placement and fifty percent (50%) within 45 days from the date of shipping of the Approved Products to GMC’s designated location(s), or in any of the agreed upon payment terms. The Company has provided for a limited warranty of at least one year, and up to five years, depending on the purchase price paid by a client of GMC for an Approved Product. The Gulf Medical Distribution Agreement can be terminated only with the approval of both parties and, upon termination, GMC shall be permitted to sell any QT Breast Scanners that it holds in accordance with the Gulf Medical Distribution Agreement.
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $51,635,448 as of September 30, 2025. During the nine months ended September 30, 2025, we incurred a net loss of $19,694,921 and used $5,857,572 of cash in operating activities. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
We expect to incur additional recurring administrative expenses associated as a publicly traded company, including costs associated with compliance under the Exchange Act, annual and quarterly reports to stockholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley Act compliance readiness, and director and officer compensation.
Recent Developments
On January 9, 2025, we and YA II PN, LTD (“Yorkville”) entered into the Third Omnibus Amendment (the “Third Amendment”), pursuant to which, we and Yorkville agreed that for $1.5 million of the then current outstanding balance due under the $10.0 million promissory note issued to Yorkville (the “Yorkville Note”) (principal and unpaid accrued interest), the Fixed Price for conversion shall be modified to $1.752 per share, and for the remainder of the balance, the Fixed Price shall not be changed but shall remain $13.84185 per share as provided for in the Yorkville Note when we issued it on March 4, 2024. Further, the Third Amendment removed our obligation to make monthly payments to Yorkville, previously owing due to the occurrence of the Trigger Event (as defined in the Third Amendment), such that no further monthly payments will be owed during the period beginning on the date of the Third Amendment and ending on the maturity date of the Yorkville Note of March 31, 2026. In exchange for this relief, the aggregate purchase price owed to us from the first Advance (the “Advanced Proceeds”) that occurs pursuant to the terms of the Standby Equity Purchase Agreement (the “SEPA”) shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable), and that for any subsequent Advances pursuant to the terms of the SEPA, Yorkville shall pay half of such Advance Proceeds directly to us and the other half of such Advance Proceeds shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable). On January 9, 2025, we delivered our first Advance Notice under the SEPA for the sale of 295,000 shares of common stock. This resulted in the reduction of an additional $182,682 in principal of the Yorkville Note.
On January 9, 2025, we also entered into an amendment (the “Cable Car Amendment”) with Funicular Funds, LP (“Cable Car”) to amend certain terms of the secured note purchase agreement with Cable Car (the “Cable Car Note”), including a reduction of the conversion price for the Cable Car Note to $1.752 per share. Further, the Cable Car Amendment provides that the maturity date for the Cable Car Note shall be extended to March 31, 2026, in consideration for which, we paid a fee of $90,000 to Cable Car for the extension (the “Extension Fee”), with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee shall also be converted. No interest shall accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest shall accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest shall be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest shall also be converted.
On February 26, 2025, we entered into a credit agreement (the “Credit Agreement”) that provides a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake. The Credit Agreement is secured by a first priority lien on substantially all our assets and provides for a term loan in the aggregate principal amount of $10,100,000 at an interest rate of 10.0% per annum, compounded quarterly. The maturity date of the Credit Agreement is March 31, 2027. Furthermore, in connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase Common Stock (the “Lynrock Lake Warrant”), a warrant to purchase 20,333,623 shares of its common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day.
On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3,000,000 in cash and issued to Yorkville a warrant to purchase 5,000,071 shares of its common stock at an exercise price of $1.20 per share pursuant to a Warrant to Purchase Common Stock (the “Yorkville Warrant”) to fully settle and discharge our obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. Yorkville may cashless exercise the Yorkville Warrant. The Yorkville Warrant is also subject to adjustments in the event that our common stock undergoes a split, reverse-split or similar event. Furthermore, the Yorkville Warrant has provided the holder with piggyback registration rights. We and Yorkville also entered into that certain Termination Agreement, dated February 26, 2025 (the “Termination Agreement”), pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025.
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
On April 9, 2025, we entered into a Securities Purchase Agreement (the “First Securities Purchase Agreement”) by and between the Company, on the one hand, and Dr. Avi Katz, the Chairman of the board of directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of the board of directors, on the other hand, for the First Private Placement. On April 24, 2025, at the closing of the First Private Placement, we issued (i) 261,644 shares of common stock at a per share purchase price of $1.911, which represented 110% of the volume weighted trading price for the common stock on April 9, 2025; and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 523,286 shares of common stock with a per share exercise price of $2.16. The aggregate gross proceeds to us from the First Private Placement was approximately $500,000, before deducting the offering expenses payable by us, which expenses consisted solely of legal fees.

On May 12, 2025, we entered into a Securities Purchase Agreement (the “Second Securities Purchase Agreement”) for the Second Private Placement in an amount of approximately $200,000, pursuant to which we issued 68,447 shares of common stock plus the Recanati Warrant to purchase 68,447 shares of common stock. The Second Private Placement provides a per share purchase price of $2.922, which represents 110% of the five-day volume weighted trading price for the common stock through May 9, 2025, and the per share exercise price of the Recanati Warrant is $3.36.

On August 19, 2025 our stockholders approved the Certificate of Amendment to effect a Reverse Stock Split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 2:1 to 20:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval. Our board of directors fixed the Reverse Stock Split ratio at 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025. In connection with the Reverse Stock Split, the CUSIP number of the common stock has changed to 746962307. The common stock began trading on the QTCQB Venture Market on a reverse split-adjusted basis on October 24, 2025. We have submitted an application to relist on the Nasdaq Capital Market. Except as noted, all share, stock option, warrant, and per share information throughout these consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split.
On August 26, 2025, the Company and Lynrock Lake entered into the First Amendment to the Credit Agreement (the “Lynrock Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) and increase the aggregate principal amount of the credit agreement with Lynrock Lake dated February 26, 2025 (the “Lynrock Lake Term Loan”) to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant and was subsequently repaid in full, along with repayment premium and accrued interest, on October 6, 2025.
On September 30, 2025, we entered into a Securities Purchase Agreement, (the “Third Securities Purchase Agreement”), by and between us, on the one hand, and certain accredited investors and qualified institutional buyers, led by Sio Capital Management, LLC, on the other hand, (together, the “Purchasers”) for a private placement (the “October 2025 Private Placement”) of securities. At the closing of the October 2025 Private Placement on October 3, 2025, we issued (i) 2,232,243 shares of our common stock, par value $0.0001 per share; (ii) Subscription Warrants ( “Subscription Warrants”) with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) 5,424,083 Pre‑Funded Warrants (the “Pre-Funded Warrants”) to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance. The purchase price of each share of common stock is $4.50 (the “Per Share Purchase Price”) and the purchase price for each Pre‑Funded Warrant is $4.4997 (the “Per Pre-Funded Warrant Purchase Price”). Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to us from the October 2025 Private Placement was approximately $18,180,655, before deducting the offering expenses payable by us, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement In addition, the per share exercise price of each Subscription Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003.
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
We cannot reasonably determine the nature, timing and costs of the efforts that will be necessary to build our
Cloud SaaS platform, run clinical trials that are necessary to generate biomarker data, and reduce the bill of materials (“BOM”) and other costs to manufacture the QT Breast Scanner. Our research and development expenses may vary significantly based on factors such as, without limitation:
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

Results of Operations
Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenue	$4,192,101	$955,970	$3,236,131	339%
Cost of revenue	2,389,428	350,667	2,038,761	581%
Gross profit	1,802,673	605,303	1,197,370	198%
Operating expenses:
Research and development	938,758	925,214	13,544	1%
Selling, general and administrative	2,515,994	2,007,277	508,717	25%
Total operating expenses	3,454,752	2,932,491	522,261	18%
Loss from operations	(1,652,079)	(2,327,188)	675,109	29%
Other income (expense), net	(30,559)	16,995	(47,554)	(280)%
Change in fair value of warrant liability	(80,043)	8,805	(88,848)	N.M.
Change in fair value of derivative liability	—	87,200	(87,200)	(100)%
Change in fair value of earnout liability	(2,230,000)	50,000	(2,280,000)	N.M.
Interest expense, net	(564,725)	(1,455,306)	890,581	61%
Loss before income tax expense	(4,557,406)	(3,619,494)	(937,912)	(26)%
Income tax expense	—	—	—	N.M.
Net loss and comprehensive loss	$(4,557,406)	$(3,619,494)	$(937,912)	(26)%
N.M. - Not meaningful

Revenue
Revenue increased by $3,236,131 to $4,192,101 for the three months ended September 30, 2025 from $955,970 for the three months ended September 30, 2024. The increase in revenue was primarily attributable to the sale of nine QT Breast Scanners in the third quarter of 2025 as compared with two scanners sold in the third quarter of 2024 due to the minimum order quantities (“MOQs”) in accordance with the amended NXC Distribution Agreement, which was executed during the fourth quarter of 2024.
Cost of Revenue

Cost of revenue increased by $2,038,761 to $2,389,428 for the three months ended September 30, 2025 from $350,667 for the three months ended September 30, 2024. The increase in cost of revenue was primarily attributable to the sale of nine QT Breast Scanners in the third quarter of 2025 as compared with two scanners sold in the third quarter of 2024. Gross margin decreased in the three months ended September 30, 2025, as compared to the same period in 2024, due to variability in the weighted average costs of inventory.
Operating Expenses
Research and Development Expenses
Research and development expenses were flat compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $508,717 to $2,515,994 for the three months ended September 30, 2025 from $2,007,277 for the three months ended September 30, 2024. This change was primarily attributable to increases in professional and outside services expenses of $394,905, employee compensation expenses of $558,989, and general business expenses of $184,962, which were partially offset by decreases in insurance expense of $144,600 and an increase in allocation expenses of $498,456 from selling, general and administrative expenses to cost of revenue.
Other income (expense), net

Other income (expense), net decreased by $47,554 to expense of $30,559 for the three months ended September 30, 2025 from an income of $16,995 for the three months ended September 30, 2024. This decrease was primarily due to an adjustment of $46,387 in extinguishment loss due to the modification of the related party loan.

Change in fair value of warrant liability

Change in fair value of warrant liability changed by $88,848 to an expense of $80,043 during the three months ended September 30, 2025 from income of $8,805 during the three months ended September 30, 2024. The change in fair value of warrants during the third quarter of 2025 was primarily attributable to an increase in the market value of the public and private warrants in the 2025 period.

Change in fair value of derivative liability

Change in the fair value of derivative liability decreased by $87,200 to $0 during the three months ended September 30, 2025 from income of $87,200 during the three months ended September 30, 2024. The derivative liability was extinguished on February 26, 2025 as a result of the extinguishment of the loan with Yorkville.

Change in fair value of earnout liability

Change in the fair value of earnout liability decreased by $2,280,000 to an expense of $2,230,000 during the three months ended September 30, 2025 from income of $50,000 during the three months ended September 30, 2024. The change in the fair value of earnout liability during the 2025 period was driven by the changes to the probability of outcome related to our revenue assumptions.

Interest expense, net
Interest expense, net decreased by $890,581 to $564,725 for the three months ended September 30, 2025 from $1,455,306 for the three months ended September 30, 2024. This decrease was primarily driven by decreases in interest expense and amortization of the debt discount of $1,301,603 for the Yorkville Note, which was extinguished in February 2025, partially offset by the interest expense and amortization of debt discount of $521,243 for the Lynrock Lake Term Loan.

Comparison of the nine months ended September 30, 2025 and 2024

	For Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenue	$10,649,930	$4,032,168	$6,617,762	164%
Cost of revenue	5,208,318	1,792,234	3,416,084	191%
Gross profit	5,441,612	2,239,934	3,201,678	143%
Operating expenses:
Research and development	2,691,704	2,492,842	198,862	8%
Selling, general and administrative	6,486,697	9,873,029	(3,386,332)	(34)%
Total operating expenses	9,178,401	12,365,871	(3,187,470)	(26)%
Loss from operations	(3,736,789)	(10,125,937)	6,389,148	63%
Other expense, net	(8,770,514)	(191,330)	(8,579,184)	N.M.
Change in fair value of warrant liability	(3,581,122)	199,624	(3,780,746)	N.M.
Change in fair value of derivative liability	101,300	4,800,000	(4,698,700)	(98)%
Change in fair value of earnout liability	(2,070,000)	2,970,000	(5,040,000)	(170)%
Interest expense, net	(1,635,014)	(3,149,315)	1,514,301	48%
Loss before income tax expense	(19,692,139)	(5,496,958)	14,195,181	258%
Income tax expense	2,782	—	2,782	100%
Net loss and comprehensive loss	$(19,694,921)	$(5,496,958)	$(14,197,963)	(258)%

N.M. - Not meaningful

Revenue
Revenue increased by $6,617,762 to $10,649,930 for the nine months ended September 30, 2025 from $4,032,168 for the nine months ended September 30, 2024. The increase in revenue was primarily attributable to the sale of 23 QT Breast Scanners in the first nine months of 2025 as compared with nine scanners sold in the first nine months of 2024 due to the MOQs in accordance with the amended NXC Distribution Agreement, which was executed during the fourth quarter of 2024.
Cost of Revenue

Cost of revenue increased by $3,416,084 to $5,208,318 for the nine months ended September 30, 2025 from $1,792,234 for the nine months ended September 30, 2024. The increase in cost of revenue was primarily attributable to the sale of twenty-three QT Breast Scanners in the first nine months of 2025 as compared with nine scanners sold in the first nine months of 2024. Gross margin slightly decreased in the nine months ended September 30, 2025, as compared to the same period in 2024, due to variability in the weighted average costs of inventory.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $198,862 to $2,691,704 for the nine months ended September 30, 2025 from $2,492,842 for the nine months ended September 30, 2024. The increase in research and development expenses was primarily attributable to employee compensation expenses of $198,578.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3,386,332 to $6,486,697 for the nine months ended September 30, 2025 from $9,873,029 for the nine months ended September 30, 2024. This change was primarily attributable to a decrease in professional and outside services expenses of $4,048,179 primarily due to the transaction expenses of $3,944,924 in the 2024 period, and an increase in the allocation of $1,168,351 from selling, general and administrative expenses to cost of revenue, partially offset by increases in employee compensation expenses of $1,573,638.
Other expense, net
Other expense, net increased by $8,579,184 to $8,770,514 for the nine months ended September 30, 2025 from $191,330 for the nine months ended September 30, 2024. The increase was primarily due to the extinguishment loss of $2,033,666 for the Yorkville Note and Cable Car Note, $6,640,384 in noncash expense incurred at issuance of the Lynrock Lake Term Loan, and $90,000 Extension Fee for the Cable Car Note during the nine months ended September 30, 2025, which was partially offset by the modification expense of $200,513 related to the decrease in exercise price of our private placement warrants and working capital note warrants in the nine months ended September 30, 2024.

Change in fair value of warrant liability

Change in fair value of warrant liability decreased by $3,780,746 to an expense of $3,581,122 during the nine months ended September 30, 2025 from income of $199,624 during the nine months ended September 30, 2024. The change in fair value of warrants during the 2025 period was primarily attributable to increases in the market value of the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025 and subsequently revalued on June 11, 2025 upon modification.

Change in fair value of derivative liability

Change in the fair value of derivative liability decreased by $4,698,700 to $101,300 during the nine months ended September 30, 2025 from $4,800,000 during the nine months ended September 30, 2024. The change in fair value of derivatives during the 2025 period was primarily driven by the decline in the value of our common stock period in the 2024 period. The derivative liability was extinguished during the first quarter of 2025 as a result of the extinguishment of the loan with Yorkville.

Change in fair value of earnout liability

Change in the fair value of earnout liability decreased by $5,040,000 to an expense of $2,070,000 during the nine months ended September 30, 2025 from income of $2,970,000 during the nine months ended September 30, 2024. The change in the fair value of earnout liability during the first nine months of 2025 was primarily driven by changes to the probability of outcome related to our revenue assumptions.

Interest expense, net
Interest expense, net decreased by $1,514,301 to $1,635,014 for the nine months ended September 30, 2025 from $3,149,315 for the nine months ended September 30, 2024. The decrease is primarily driven by the extinguishment of the Yorkville Note and the Cable Car loan in February 2025, resulting in decreases in interest expense and amortization of the debt discount of $1,959,944 for the Yorkville Note, $198,060 for the Cable Car loan in the 2025 period, a decrease in $221,857 interest from the private secured convertible bridge financing extinguished in 2024, partially offset by an increase in interest expense and amortization of the debt discount of $943,073 for the Lynrock Lake Term Loan.
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

Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $51,635,448 and $31,940,527, respectively. As of September 30, 2025 and December 31, 2024, we had cash and restricted cash and cash equivalents of $1,735,400 and $1,192,104, respectively. Our primary uses of cash are for general working capital requirements, and capital expenditures. Cash flows from operations have been historically negative as we invested in product development, clinical trials, and manufacturing. We expect to be cash flow negative for the foreseeable future, although we may have quarterly results where cash flows from operations are positive.

We and NXC entered into Amended Distribution Agreement, as amended on March 28, 2025, which provides us with MOQs that could result in cash inflows of up to $18.0 million in 2025 and $27.0 million in 2026. Our Canon Manufacturing Agreement with CMSC provides us the ability to scale manufacturing with favorable payment terms of net 90 days to support the delivery of MOQs under the Amended Distribution Agreement. On February 26, 2025, we entered into the Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake for a term loan in the aggregate principal amount of $10.1 million and repaid the secured Cable Car Note, and fully settled its obligations under the Yorkville Note and terminated the Yorkville SEPA by paying $3.0 million in cash and issuing a 5-year warrant, which if the Reverse Stock Split had occurred prior to the time of such issuance, would have been warrants for 5,000,071 shares. Net of these payments, we had $5.4 million of net proceeds for working capital purposes. On April 24, 2025, we received an additional $500,000 from related persons in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock in the First Private Placement for working capital purposes. On May 12, 2025, we entered into a subscription agreement for the Second Private Placement in an amount of approximately $200,000 that closed on May 12, 2025, pursuant to which we issued shares of common stock plus warrants for the purchase of common stock. The proceeds of the Second Private Placement will be used for working capital purposes.

On August 21, 2025, the Company entered into the Gulf Medical Distribution Agreement with GMC, a corporation organized and existing under the laws of Saudi Arabia, for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, the Company shall authorize and grant to GMC the exclusive right to market, advertise and sell the QT Breast Scanners and the Cloud SaaS platform subscriptions in the Territory. If GMC has met the Minimum Purchase Requirements during the Initial Term, which could result in cash inflows of $11.2 million to $12.3 million in 2026, the Distribution Agreement shall automatically be extended for an additional one-year term. GMC agrees to meet or exceed the Minimum Purchase Requirements during the Initial Term. In the event GMC fails to meet these Minimum Purchase Requirements in any year during the Initial Term, the Company may, at its sole option, (a) terminate GMC’s exclusive distributorship rights for the sale and promotion of the Approved Products granted under this Agreement and appoint other distributors for the Approved Products in the Territory, or (b) terminate the Distribution Agreement. Should the Company elect to so terminate GMC’s exclusive distributorship in the Territory, the Company may continue to sell the Approved Products to GMC for GMC to distribute on a non-exclusive basis in the Territory in accordance with the terms and conditions of the Distribution Agreement, and GMC’s ongoing obligations with regard to its Minimum Purchase

Requirements for the Approved Products shall terminate. Should the Company be unable to furnish GMC with sufficient quantities of the Approved Products, as may be requested by GMC in its Release Orders submitted to the Company in accordance with the terms of the Distribution Agreement, then GMC’s Minimum Purchase Requirement shall be reduced by the quantity of Approved Products that the Company is unable to deliver as requested. GMC shall secure all required governmental approvals, permits, licenses, customs clearances, and authorizations required for shipment to and use of the QT Breast Scanners in the Territory. The Company shall provide training and professional services to GMC during the term of the Distribution Agreement and shall retain all intellectual property rights. Except as GMC and the Company may otherwise mutually agree in writing, provided that GMC maintains a credit limit with the Company’s credit insurance provider that has been approved in writing by the Company, GMC shall pay the Company fifty percent (50%) of the total price of the Release Order upon order placement and fifty percent (50%) within 45 days from the date of shipping of the Approved Products to GMC’s designated location(s), or in any of the agreed upon payment terms. The Company has provided for a limited warranty of at least one year, and up to five years, depending on the purchase price paid by a client of GMC for an Approved Product. The Distribution Agreement can be terminated only with the approval of both parties and, upon termination, GMC shall be permitted to sell any QT Breast Scanners that it holds in accordance with the Distribution Agreement.

On September 30, 2025, we entered into the Third Securities Purchase Agreement, by and between us, on the one hand, and certain accredited investors and qualified institutional buyers, led by the Purchasers for the October 2025 Private Placement. At the closing of the October 2025 Private Placement on October 3, 2025, we issued (i) 2,232,243 shares of our common stock; (ii) Subscription Warrants with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) 5,424,083 Pre-Funded Warrants to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance. The purchase price of each share of common stock is $4.50 and the purchase price for each Pre-Funded Warrant is $4.4997. Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to us from the October 2025 Private Placement was $18,180,655, before deducting the offering expenses payable by us, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement In addition, the per share exercise price of each Subscription Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003.

We believe that the cash received for the Lynrock Lake Term Loan, from the related persons in the First Private Placement and the Second Private Placement, and from the October 2025 Private Placement, as well as the additional revenue anticipated from MOQs per the Amended Distribution Agreement and the Gulf Medical Distribution Agreement, will be sufficient to fund our current operating plan for at least the next 12 months.
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
Subject to the payment of the Make-Whole Amount (as defined in the Credit Agreement), at the option of Lynrock Lake, we will make mandatory repayments of the term loan upon the following occurrences:

• If on any date we or any of our subsidiaries will receive any cash proceeds from any Extraordinary Receipt (as defined in the Credit Agreement) in an amount equal to or exceeding $250,000 in the aggregate, we shall prepay the term loan within 5 business days of receipt of such cash proceeds, in an amount equal to 100% percent of the cash proceeds of such Extraordinary Receipt;

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

There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of September 30, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.

Furthermore, in connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase common stock, the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Warrant at issuance amounted to $16,496,084.

Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6,640,384, including debt issuance costs of $244,300, in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
As of September 30, 2025, the outstanding amount of the Lynrock Lake Term Loan was $5,272,879 net of the unamortized debt discount of $9,827,121, and accrued interest of $670,193.
On August 26, 2025, the Company and Lynrock Lake entered into the Lynrock Amended Credit Agreement to add Tranche B to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant for an aggregate price of $5.0 million.

On October 6, 2025, the Company repaid the Tranche B loan in the amount of $5.0 million, plus accrued interest and a 6% premium.
Related Party Convertible Notes Payable
In July 2020, we issued three convertible notes to three of its stockholders for advances up to $3,500,000 in principal (the “2020 Notes”) and bearing annual interest of 5% on any amounts drawn. An additional note was issued in March 2022 as part of the 2020 Notes, but with an annual interest rate of 8%. All principal and interest payments are due on or before July 1, 2025. The 2020 Notes are convertible, at the holder’s option, into shares of common stock at the lower of $43.77 per share or the offering price in a financing of at least $5,000,000 in equity from unaffiliated parties. As of September 30, 2025, an aggregate of 88,402 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the these convertible notes was extended to October 21, 2027.
As of September 30, 2025 and December 31, 2024, the outstanding amount of the 2020 Notes was $3,190,112 and $3,143,725, respectively, and accrued interest of $679,215 and $550,430, respectively.
Related Party Working Capital Loan
On May 3, 2023, we issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, September 15, 2023 to add an additional principal amount of $50,000, and October 26, 2023 to add an additional principal amount of $55,000, for an aggregate principal amount outstanding as of December 31, 2023 under the Working Capital Note of $705,000. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5, Inc.; (ii) the date we wind up; or (iii) December 31, 2023. On March 4, 2024, the Working Capital Note was agreed to be amended and subordinated pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note issued to Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Working Capital Note was $705,000.
Cash Flows
The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(5,857,572)	$(8,806,402)
Net cash used in investing activities	(46,818)	(34,590)
Net cash provided by financing activities	6,447,686	10,220,475
Net increase in cash and restricted cash and cash equivalents	$543,296	$1,379,483
Net Cash Used In Operating Activities
Net cash used in operating activities was $5,857,572 for the nine months ended September 30, 2025 as compared to $8,806,402 for the nine months ended September 30, 2024. The primary use of our cash was to fund research and development and general and administrative expenses. Net cash used for the nine months ended September 30, 2025 consisted of a net loss of $19,694,921, adjusted for non-cash expenses primarily including depreciation and amortization of $115,474, stock-based compensation of $518,721, loss on issuance of the Lynrock Lake Term Loan of $6,640,384, debt extinguishment loss of $2,080,053, debt modification expense of $90,000, non-cash interest of $749,097, non-cash operating lease income of $31,012, increase in fair value of warrant liability of $3,581,122, decrease in fair value of derivative liability of $101,300, increase in fair value of earnout liability of $2,070,000, and a net decrease of $1,875,190 from changes in operating assets and liabilities. The net change in operating assets and liabilities was primarily due an increase in accounts receivable of $3,176,587, an increase in prepaid expenses and other current assets of $298,286, and an increase in inventory of $2,101,508, partially offset primarily by an increase in accrued expenses and other current liabilities of $1,856,098, an increase in accounts payable of $1,071,550, and an increase in other liabilities of $798,979.
Net cash used for the nine months ended September 30, 2024 consisted of a net loss of $5,496,958, adjusted for non-cash expenses including depreciation and amortization of $204,283, stock-based compensation of $166,187, warrant modification expense of $200,513, fair value of common stock issued in exchange for services and in connection with non-redemption agreements of $3,718,349, a loss of $206,000 related to issuance of common stock in connection with a stock subscription agreement, non-cash interest of $2,404,031, non-cash operating lease income of $20,652, decrease in fair value of warrant liability of $199,624, decrease in fair value of derivative liability of $4,800,000, decrease in fair value of earnout liability of $2,970,000, and a $2,219,821 decrease from net changes in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $256,886, an increase in prepaid expenses and other current assets of $459,804, a decrease in accounts payable of $2,061,853, a decrease in accrued expenses and other liabilities of $768,614, and a decrease in deferred revenue of $327,778, partially offset by a decrease in inventory of $1,525,857, and an increase in other liabilities of $129,257.

Net Cash Used In Investing Activities

Net cash used in investing activities was $46,818 for the nine months ended September 30, 2025 as compared to $34,590 for the nine months ended September 30, 2024. The use of net cash used in investing activities for both periods was related to the purchase of property and equipment.

Net Cash Provided By Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $6,447,686 primarily due to $15,000,000 of net proceeds received from issuance of long-term debt related to the Lynrock Lake Term Loan, net proceeds from the sale of common stock and warrants of $679,241, proceeds from warrant exercises of $531,622, and proceeds from stock option exercises of $74,839, partially offset by the repayment of long-term debt of $4,688,016 related to the Yorkville Note, Cable Car Note, warrant repurchase payment of $5,000,000 to Yorkville, and payment of $150,000 for deferred issuance costs.
During the nine months ended September 30, 2024, net cash provided by financing activities was $10,220,475, primarily due to $10,525,000 of net proceeds received from issuance of long-term debt related to the Yorkville Pre-Paid Advance and the Cable Car Note, cash proceeds of $500,000 received from issuance of common stock pursuant to a subscription agreement, and net proceeds of $1,238,530 received from the business combination of QT Imaging, Inc. and GigCapital5, Inc. (the “Merger”), partially offset by repayment of debt of $2,043,055.
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
Critical Accounting and Estimates
See Part II, Item 7 “Critical Accounting and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted
See Note 1 to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.
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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, the Company implemented internal controls for the review of technical accounting analyses prepared by third-party technical accounting experts related to significant and non-standard transactions. There were no other changes in our internal control over financial reporting that occurred in the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2024 (the “Annual Report”) with the following risk factors. Any of these risk factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of September 30, 2025 and December 31, 2024, we had working deficit of $1.5 million and $4.9 million, respectively, and an accumulated deficit of approximately $51.6 million and $31.9 million, respectively. For the three months ended September 30, 2025 and 2024, we incurred net losses of approximately $4.6 million and $3.6 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred net losses of approximately $19.7 million and $5.5 million, respectively. For the nine months ended September 30, 2025 and 2024, we used cash in operations of $5.9 million and $8.8 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
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
We have registered in a resale registration statement on Form S-1 declared effective by the SEC on May 22, 2024, securities held by certain our stockholders which have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of a registration statement that we entered into with GigAcquisitions5 and certain other security holders of GigCapital5 and QT Imaging (the “GigCapital5 Registration Rights Agreement”). We have also registered in a resale registration statement on From S-1 declared effective by the SEC on February 5, 2025, the securities sold in the Private Placement as the purchaser received the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of a registration statement that we entered into (“PIPE Registration Rights Agreement”). The sale of a large number of shares by these stockholders could cause the prevailing market price of shares of common stock to decline. Significant sales of shares of common stock may have negative pressure on the public trading price of our common stock.
The shares already registered for resale currently represent over 50% of the total number of shares outstanding, based on the number of shares of common stock outstanding as of August 6, 2025. Even though the current trading price is significantly below our initial public offering price, based on the closing price of the common stock on August 6, 2025, certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors. For example, members of our founding stockholder, GigAcquisitions5, who received a distribution of shares from GigAcquisitions5 for which there is an effective resale registration statement, have a cost basis in up to 1,911,696 shares of common stock that were acquired at an effective purchase price of $0.0130776 per share, and, therefore, based on the closing price of the common stock on November 7, 2025, could earn an aggregate profit of approximately $12,402,795 from the resale of such shares.
To the extent that the selling security holders under any of our registration statements on Form S-1 sell their shares or are perceived by the market as intending to sell them, the market price of shares of common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.
As of September 30, 2025, we had 7,886,173 warrants outstanding that were exercisable for cash at an exercise price of $6.90 per share, and an additional 1,458,314 warrants outstanding that became exercisable for cash on May 22, 2025 with an exercise price of $2.016 per share. On February 26, 2025, we issued a warrant to purchase 20,333,623 shares of common stock to Lynrock Lake, which is exercisable on a "cashless basis" with an exercise price of $1.20 per share as part of the $10.1 million term loan received from Lynrock Lake. The exercise of any of this warrant would result in the issuance of shares which could then be sold. On April 24, 2025, we issued warrants in a private placement with a term of ten years from the initial exercise date to purchase up to an additional 523,286 shares of common stock with a per share exercise price of $2.16 that became exercisable on October 24, 2025. On May 12, 2025, we issued warrants in a private placement with a term of five years from the initial exercise date to purchase up to 68,447 shares of common stock with a per share exercise price of $3.36 that become exercisable on November 12, 2025.
In addition, the shares of common stock that will be issued upon exercise of stock options already granted pursuant to the terms of, or those shares of common stock reserved for future issuance under the 2024 Equity Incentive Plan and Inducement Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans, and may in the future file additional registration statements on Form S-8. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Certain of the Company’s warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the common stock.
As of September 30, 2025, 296,445 private warrants were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the private warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

On February 26, 2025, the Company issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. As of September 30, 2025, the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock was outstanding. On February 26, 2025, the Company issued to Yorkville a warrant to purchase 5,000,071 shares of its common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant. The Yorkville Warrant is exercisable until February 26, 2030. Both the Lynrock Lake Warrant and Yorkville Warrant were initially classified as a warrant liability. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the Company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the condensed consolidated balance sheets. On August 26, 2025, the Company repurchased the Yorkville Warrant for an aggregate price of $5.0 million.

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

On September 30, 2025, the Company entered into the Third Securities Purchase Agreement, with certain accredited investors and qualified institutional buyers, led by Sio Capital Management, LLC, for the October 2025 Private Placement that closed in October 2025. At the closing of the October 2025 Private Placement, the Company issued (i) 2,232,243 shares of the common stock; (ii) Subscription Warrants with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) Pre-Funded Warrants to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance.

The purchase price of each share of common stock was $4.50 and the purchase price for each Pre-Funded Warrant was $4.4997. The aggregate gross proceeds to the Company from the October 2025 Private Placement was $18,180,655, before deducting the offering expenses payable by the Company, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement. The Company intends to use the net proceeds from the offering for working capital purposes. In addition, the per share exercise price of each Subscription Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003. The shares, Subscription Warrants and Pre-Funded Warrants were sold without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering and Rule 506(b) of Regulation D.
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

3.1*
Second Amended and Restated Certificate of Incorporation of QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 3.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

3.2*	Amended and Restated Bylaws of QT Imaging Holdings, Inc. (incorporated by reference to Exhibit 3.2 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

3.3*
Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on October 23, 2025).

4.1*
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on September 28, 2021).

4.2*
Warrant to Purchase Common Stock , dated February 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on February 28, 2025).

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

10.4#*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

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

Exhibit No.	Description

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

10.10*	Twelfth Amended and Restated Promissory Note for Extension Payment (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

10.11*	Eleventh Amended and Restated Promissory Note for Working Capital (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on August 28, 2023).

10.12*	Non-Convertible Working Capital Note (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on February 22, 2024).

10.13*
Stock Subscription Agreement, dated February 28, 2024, by and among GigCapital5, Inc., QT Imaging, Inc., and William Blair & Co., L.L.C. (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.14*
Registration Rights Agreement, dated March 4, 2024, by and among GigCapital5, Inc. and certain stockholders (incorporated by reference to Exhibit 10.2 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.15*
Lock-Up Agreement, dated March 4, 2024, by and among GigCapital5, Inc., QT Imaging, Inc. and Dr. John Klock (incorporated by reference to Exhibit 10.3 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.16*
Promissory Note, dated March 4, 2024, issued by QT Imaging Holdings, Inc. to YA II PN, Ltd. (incorporated by reference to Exhibit 10.4 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.17*
Note Purchase Agreement, dated February 29, 2024, by and between GigCapital5, Inc., QT Imaging, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.5 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.18*
Form of Promissory Note by and between QT Imaging Holdings, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.6 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.19*
Form of Guaranty by and between QT Imaging, Inc., QT Ultrasound Labs, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.7 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.20†*
Form of Security Agreement by and between QT Imaging Holdings, Inc., QT Imaging, Inc., QT Ultrasound Labs, Inc. and Funicular Funds, LP (incorporated by reference to Exhibit 10.8 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.21*	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

10.22*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

10.23*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to GigCapital5’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

10.24†*
Sales Agent Agreement between QT Imaging, Inc. and NXC Imaging, dated May 31, 2023. (incorporated by reference to Exhibit 10.32 to GigCapital5’s Registration Statement on Form S-4/Amendment No. 9 filed with the SEC on February 5, 2024).

10.25*
Feasibility Study Agreement, dated as of March 28, 2024, by and between QT Imaging Holdings, Inc. and Canon Medical Systems Corporation. (incorporated by reference to Exhibit 10.1 to GigCapital5’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.26†*
Distribution Agreement between QT Imaging, Inc. and Innovador Healthcare (Asia) Pte. Ltd. dated November 2, 2022. (incorporated by reference to Exhibit 10.24 to GigCapital5’s Registration Statement on Form S-4/Amendment No. 9 filed with the SEC on February 5, 2024).

10.27#*
Employment Agreement, dated August 22, 2025, by and between QT Imaging Holdings, Inc. and Jay Jennings. (incorporated by reference to Exhibit 10.3 to QT Imaging Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 28, 2025).

Exhibit No.	Description

10.28*
Distribution Agreement, dated as of June 10, 2024, by and between QT Imaging Holdings, Inc. and NXC Imaging, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 25, 2024).

10.29*
Amended and Restated Distribution Agreement, dated as of December 11, 2024, by and between QT Imaging Holdings, Inc. and NXC Imaging, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 12, 2024).

10.30*
Sublease, dated as of January 23, 2025, by and among QT Imaging Holdings, Inc. and QT Imaging Center. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 24, 2025).

10.31*
Credit Agreement, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.32*
Termination Agreement, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.33†*
Manufacturing Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and Canon Medical Systems Corporation. (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.34†*
Amendment No. 1 to Amended and Restated Distribution Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and NXC Imaging, Inc. (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.35*
First Amendment to Credit Agreement, dated as of August 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund LP. (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 28, 2025).

10.36*
Distribution Agreement, dated as of August 21, 2025, by and between QT Imaging Holdings, Inc. and Gulf Medical Co. (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 25, 2025).

10.37*
Securities Purchase Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025).

10.38*
Registration Rights Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025).

10.39*
Securities Purchase Agreement, May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025).

10.40*
Registration Rights Agreement, dated May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025).

10.41*
Securities Purchase Agreement, dated September 30, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 1, 2025).

10.42*
Registration Rights Agreement, dated September 30, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 1, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)
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

#       Indicate management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QT IMAGING HOLDINGS, INC.

Dated: November 11, 2025	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: November 11, 2025	/s/ Jay Jennings
Name: Jay Jennings
Title: Chief Financial Officer