Form 10-K
period 2025-12-31
QT IMAGING HOLDINGS, INC.
filed 2026-03-25
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the OTCQB Venture Market as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $32.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded in that such persons or entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, 12,042,500 shares of common stock were outstanding at March 24, 2026.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements. All statements, other than statements of present or historical fact included in or incorporated by reference in this annual report, regarding future financial performance of QT Imaging Holdings, Inc (the “Company,” “we,” “our,” “us” or “QT Imaging”), as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.
These forward-looking statements are based on information available as of the date of this annual report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this annual report and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
•risks that the Company experiences as difficulties in managing its growth and expanding operations;
•the impact of geopolitical, macroeconomic and market conditions;
•the ability to successfully select, execute or integrate future acquisitions into the business; and
•other risks and uncertainties set forth in this annual report in the section entitled “Risk Factors” beginning on page 34.
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
Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
Risks Related to Our Business, Financial Condition and Need for Additional Capital
•We have incurred significant operating losses in the past and may never achieve or maintain profitability.
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
Risks Related to Healthcare Industry Shifts and Government Regulation

•Our business is subject to extensive pre-market and post-market government regulations and if we fail to comply with present or future regulatory requirements that are applicable, it may subject our company to enforcement action by the FDA which may have a material adverse effect our business, financial condition and results of operations.
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
.Risks Related to Our Intellectual Property
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
Risks Related to Our Management
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
Risks Related to Our Common Stock and Other Securities
•It is not currently anticipated that we will pay dividends on shares of common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the market price of common stock.
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

Part I
Item 1: Business
The following discussion reflects the business of the Company. In this section, “we,” “us,” “our,” “the Company” or “QT Imaging” below generally refers to QT Imaging Holdings, Inc. and its subsidiaries.
Background of the Business Combination
On December 8, 2022, GigCapital5, Inc. (“GigCapital5”), our legal predecessor company and a special purpose acquisition company which was incorporated in Delaware in 2021, entered into the Business Combination Agreement with its wholly owned subsidiary, QTI Merger Sub, Inc. (“Merger Sub”), and QT Imaging, Inc. When the transactions contemplated by the Business Combination Agreement (the “Business Combination”) closed on March 4, 2024, Merger Sub merged with and into QT Imaging, Inc. with QT Imaging, Inc. the surviving company in such merger, and after giving effect to the Business Combination, QT Imaging, Inc. became a wholly owned subsidiary of GigCapital5, which was renamed as QT Imaging Holdings, Inc.
QT Imaging, Inc. was incorporated in Delaware on December 31, 2020 by converting from its predecessor, QT Ultrasound LLC (“QT Ultrasound”), which was a limited liability company formed in 2012 to focus on the research, development, and commercialization of innovative body imaging systems using low energy sound. On that date, QT Ultrasound changed its name from QT Ultrasound LLC to QT Imaging, Inc. and revoked the limited liability company election status by the incorporation.
QT Imaging is headquartered in Novato, California.
Overview
A Novel Body Imaging Technology
The Company—with the support of nearly $181 million in financial support from the U.S. National Institutes of Health—has developed a novel, comprehensive body imaging technology designed to produce high-resolution volumetric images of breast tissue using low-energy transmitted sound. The technology is based on ultra-low frequency transmitted and reflected sound waves and utilizes a proprietary sound back-scatter design together with inverse-scattering reconstruction algorithms to generate quantitative three-dimensional images of tissue properties.
The Company is a medical device company founded in 2012 and engaged in the research, development, and commercialization of innovative body imaging systems using low energy sound. We believe that medical imaging, and in particular 3D imaging, is critical to the detection, diagnosis, and treatment of disease and that it should be safe, affordable and accessible. Our goal is to improve global health outcomes through the development and commercialization of imaging devices that address critical healthcare challenges with accuracy and precision.
The current standard of care for imaging in breast cancer screening, diagnosis, and treatment is far from satisfactory. Generally, the process starts with X-ray mammography, the primary screening tool for women. Mammography uses radiation, which in sufficient cumulative doses can increase the risk of cancer and requires breast compression, which can be uncomfortable or painful for patients. Callbacks for adjunct screening and diagnosis include ultrasound, magnetic resonance imaging (“MRI”), and may include biopsies. This process is expensive, time consuming, and can be stressful for women. In addition, the reliance on multiple imaging modalities reflects the limitations of any single modality in adequately screening for and diagnosing breast cancer.
The Company’s opportunity in breast imaging is to shorten the time to diagnosis for women with cancer and to provide reassurance for women who do not have the disease while delivering an improved patient experience and lower cost compared to the current standard of care.
The Company’s technology provides automated 3D imaging of the breast without ionizing radiation and without breast compression, enabling high-resolution volumetric imaging and quantitative analysis of breast tissue.
The current QT Breast Scanner, the Breast Acoustic CT™ scanner, developed by the Company is a Class II device subject to premarket notification and clearance under Section 510(k) of the Food, Drug, and Cosmetic Act (the “FDCA”). On August 23, 2016, QT Ultrasound submitted a Section 510(k) Summary of Safety and Effectiveness application for the QT
1 This is comprised of previous grants including grants to the University of Utah ($811 thousand) and the current five year grant 1RO1CA273700 from the U.S. National Institute of Health for $2.58 million (Quantitative Ultrasound Monitoring of Breast Cancer Therapies), which was awarded to 3 institutions: University of Illinois, University of Toronto (Sunnybrook) and QT Imaging, which received $1.08 million of the $2.58 million grant.

Breast Scanner in accordance with 21 CFR 807.92 under 510(k) Number K162372. As part of meeting the general requirements for basic safety and essential performance of the QT Breast Scanner (formerly, QT Ultrasound Breast Scanner) pursuant to AAMI ES60601-1:2005/(R)2012 and A1:2012 Medical Electrical Equipment, testing was conducted by Intertek, an independent testing laboratory located in Menlo Park, CA. Intertek also conducted applicable testing pursuant to IEC 60601-1-6 Edition 3.1 2013-10—Medical Electrical Equipment Part 1-6 General Requirements for Safety—Collateral Standard: Usability. In addition, QT Ultrasound conducted, and Intertek witnessed, all applicable testing pertaining to the requirements for the safety of ultrasonic medical diagnostic and monitoring equipment and to demonstrate compliance with the Acoustic Output Measurement Standard for Diagnostic Ultrasound Equipment. This test on acoustic output was pursuant to IEC 60601-2-37 Edition 2.0.2007—Medical Electrical Equipment—Part 2-37: Particular Requirements for the Basic Safety and Essential Performance of Ultrasonic Medical Diagnostic and Monitoring Equipment. Finally, system verification testing was conducted to ensure that the QT Breast Scanner met all design and other requirements including but not limited to that no new issues of safety or effectiveness compared to the predicate device, the SoftVue System manufactured by Delphinus Medical Technologies, were raised.
On June 6, 2017, the FDA, in response to the Company’s Section 510(k) Summary of Safety and Effectiveness premarket notification, determined that the QT Breast Scanner is substantially equivalent to the predicate device under 510(k) Number K162372.
On August 31, 2022, the FDA granted a further 510(k) clearance (K220933) for the Company’s QT Scanner 2000 Model A, which enables the system to calculate quantitative measurements of breast fibroglandular tissue volume and the ratio of fibroglandular tissue volume to total breast volume based on reflection-mode and transmission-mode ultrasound images. These measurements may assist clinicians in assessing breast density and monitoring changes in breast tissue over time.
On March 10, 2026, the FDA granted an additional 510(k) clearance for an enhanced configuration of the Company’s Breast Acoustic CT scanner designed to improve imaging coverage of posterior breast tissue. The updated configuration incorporates a tilted transmitter geometry, which enhances tomographic visualization of breast tissue located near the chest wall—an area that can be challenging to image with conventional breast imaging approaches. This enhancement expands the scanner’s imaging coverage and supports more complete visualization of posterior breast anatomy while continuing to generate volumetric tomographic images using reflection-mode and transmission-mode ultrasound data.
The Company's Cloud software-as-a-service (“SaaS”) platform will serve as the unified delivery framework for upcoming artificial intelligence and machine learning algorithms developed by the Company. Leveraging DICOM-compatible architecture, the Company will integrate these modules through the cloud for quantitative feature extraction and diagnostic decision support. Built on advanced acoustic signal analysis and volumetric data fusion, the algorithms will be deployed through the cloud infrastructure to enable real-time or near-real-time analysis of imaging data.
This approach will enable future artificial intelligence-driven capabilities, including automated lesion segmentation, volumetric tissue characterization, and computer-aided diagnostic support, to be securely delivered to connected QT Breast Scanners without requiring on-premise software updates. As quantitative biomarkers allow imaging to move beyond detection toward diagnostic and prognostic precision through quantitative imaging, the Company’s goal is to build a biomarker-driven Cloud SaaS platform that evolves the business from a hardware manufacturer into a precision imaging platform combining hardware, software, and cloud-based artificial intelligence modules.
The Purpose of the Company
Most conventional imaging technologies—including X-ray computed tomography (“CT”), MRI, and positron-emission tomography (“PET”)—typically require complex infrastructure, specialized facilities, and highly trained personnel. These systems often involve ionizing radiation or contrast agents and require shielding and specialized clinical environments. As a result, imaging procedures using these technologies can be time-consuming and expensive and are generally limited to hospital or tertiary care settings.
These limitations restrict access to advanced imaging technologies and make deployment in decentralized or lower-resource environments challenging.
The Company believes its imaging technology platform, which uses low-energy transmitted sound to generate high-resolution three-dimensional images, can address several of these limitations. By avoiding ionizing radiation and eliminating breast compression, the Company’s systems are designed to provide a more comfortable patient experience while enabling volumetric imaging and quantitative tissue characterization.
The Company is also developing a cloud-based imaging platform designed to deliver quantitative imaging biomarkers and advanced analytics. Through collaborations with industry partners, the Company is integrating advanced visualization, quantitative analytics, and AI-ready imaging technologies into its Cloud SaaS infrastructure to support clinical interpretation, research workflows, and quantitative imaging analysis. This platform is designed to enable secure cloud-based delivery of Breast Acoustic CT studies with high-performance visualization and multimodality integration across breast imaging workflows.
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
A Breast Cancer Solution to Increasing the Quality of Health Care and Lowering Costs
Breast cancer screening today relies primarily on mammography as the front-line modality within the standard breast care pathway2,3. While mammography has played an essential role in improving early detection, it is an imaging approach that uses ionizing radiation and, in certain diagnostic contexts such as contrast-enhanced mammography, may require the administration of iodinated contrast2. The modality also requires specialized facilities and trained personnel to operate, which can limit access and increase operational costs2.
In addition, mammography can be less effective for women with dense breast tissue, where image interpretation is often more challenging and results may be inconclusive3,4. This frequently leads to additional supplemental imaging—such as ultrasound or MRI—to clarify findings3,5. As a result, many patients experience a multi-step diagnostic process that can involve repeated appointments, multiple imaging modalities, and increased out-of-pocket costs. These factors can contribute to patient anxiety, higher recall rates, and in some cases attrition from recommended screening programs5.
These challenges are particularly relevant for women who require regular monitoring but may be hesitant to undergo repeated imaging involving radiation or compression. Concerns regarding cumulative lifetime radiation exposure, procedural discomfort, scheduling complexity, and cost can all impact adherence to recommended screening regimens5.
The Company intends to address this gap by establishing its imaging modality as a preferred screening solution for all intermediate-risk women and high-risk younger women (under 40) identified through established risk stratification frameworks such as the Tyrer-Cuzick model5,6. Together, these patient segments represent approximately 70% of the screening population, when considering intermediate-risk populations and the large proportion of women with dense breast tissue requiring enhanced screening pathways3,6, creating a large opportunity to improve both access and outcomes in breast imaging.
The Company’s technology is designed to optimize imaging performance in dense breast tissue while offering an approach that more closely resembles MRI-style physiologic imaging, enabling the capture of multiple physiologic biomarkers in a single examination. These physiologic biomarkers reflect functional characteristics of breast tissue—such as vascular, structural, and mechanical properties—derived directly from imaging data, distinguishing them from molecular biomarkers, which are typically obtained through laboratory or tissue-based testing7. This “one scan, multiple physiologic biomarkers” approach can provide clinicians with richer functional insight into breast tissue while reducing the need for multiple follow-on tests.
Beyond the imaging hardware, the Company intends to build and deploy a SaaS precision diagnostics ecosystem around the scanner platform. This ecosystem is designed to generate elevated clinical insights for providers by analyzing physiologic biomarkers derived from the scan data. Specifically, the platform will leverage the geometric, elastic, and spectral properties of breast tissue captured during the scan to produce advanced quantitative assessments that support diagnostic interpretation, longitudinal monitoring, and clinical decision-making7. By integrating these capabilities into a
2 American College of Radiology (ACR). ACR Appropriateness Criteria®: Breast Cancer Screening.
3 Mann RM et al. “Breast cancer screening in women with extremely dense breasts.” European Society of Breast Imaging (EUSOBI) Recommendations. European Radiology.
4 Boyd NF et al. “Mammographic density and the risk and detection of breast cancer.” New England Journal of Medicine.
5 National Comprehensive Cancer Network (NCCN). NCCN Clinical Practice Guidelines in Oncology: Breast Cancer Screening and Diagnosis.
6 Pashayan N et al. “Risk-stratified screening for breast cancer.” Nature Reviews Clinical Oncology.
7 Gillies RJ, Kinahan PE, Hricak H. “Radiomics: Images are more than pictures.” Radiology.

scalable software environment, the Company aims to deliver precision diagnostics that enhance clinical insight while continuously increasing the value of each scanner installed.
Beyond clinical performance, the platform is designed to improve reproducibility through an operator-independent imaging workflow. By minimizing operator variability, the system aims to produce more consistent and reliable imaging results across sites and patient populations.
From an economic perspective, the technology is intended to reduce the overall cost of imaging by lowering capital equipment requirements, simplifying operations, and reducing the need for highly specialized personnel. At the same time, the platform is designed to support revenue growth to providers through access to existing reimbursement pathways for baseline scans, with the potential for additional reimbursement tied to physiologic biomarker–driven precision diagnostic insights delivered through the Company’s software platform.
Equally important, the system is designed with patient experience in mind. By eliminating breast compression, ionizing radiation, and contrast injections, the scanning process is intended to be significantly more comfortable and less intimidating for patients. This patient-centric approach may improve adherence to recommended screening programs, reduce anxiety associated with repeat imaging, and support more consistent longitudinal monitoring.
The non-invasive nature of the modality also makes it particularly well suited for therapy monitoring. Because the technology does not rely on ionizing radiation—unlike modalities such as mammography or digital breast tomosynthesis—and does not require contrast agents as in MRI, there are fewer practical or clinical restrictions on how frequently patients can be scanned. This allows clinicians to monitor treatment response more frequently and with greater patient comfort, potentially enabling earlier insights into therapeutic effectiveness.
Through this strategy, the Company aims to complement the existing breast imaging ecosystem while expanding safe, accessible screening and monitoring options for a large segment of the population that remains underserved by current imaging pathways.
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
•the Company’s technology can be deployed to low resources environments (“LREs”) because of its automation, small footprint, no shielding, no contrast-dye injection;
•the Company’s technology is portable and can be used in point-of-care settings such as LREs;
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

•the Company’s technology is well-suited for traditional tertiary care hospitals and additionally for direct-to-consumer (“DTC”) and direct-to-practitioner (“DTP”) applications, that are outside these institutions;
•the Company’s technology is uniquely proprietary, disruptive and a one-of-a kind product that can address a variety of unmet medical needs in the medical marketplace;
•the Company’s scanner features a uniquely simple design with a small number of components, which in turn significantly reduces the cost of the bill of materials, cost of goods sold, and the total-cost-of-ownership, and enables a lower average selling price compared to other available systems, thus making it much more affordable to large mass deployments; and
•the Company’s products have potential strong revenue growth, with capital purchase supporting substantial long-term gross margin.
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
•build a biomarker-driven Cloud SaaS platform to shift from a hardware company to a precision imaging artificial intelligence platform combining hardware, software and cloud-based artificial intelligence modules. Biomarkers allow us to move beyond detection toward diagnostic and prognostic precision through quantitative imaging.
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

Sales and Marketing
The breast imaging market represents a substantial and growing opportunity, with the current total addressable market (TAM) valued at approximately $6 billion8,9. This market includes established modalities such as mammography, ultrasound, and MRI, which together form the backbone of breast cancer screening and diagnostics globally10,11. Within this, the accessible reimbursed markets (SAM)—covering key regions such as the United States, Organization for Economic Co-operation and Development countries, Korea, and Japan—are projected to grow from approximately $1.7 billion in 2025 to $2.6 billion by 2030, reflecting a compound annual growth rate (“CAGR”) of roughly 8–9%.
The Company aims to capture meaningful share within this accessible market, targeting approximately 10% SAM penetration by 2030. This represents significant growth potential as the Company’s innovative technology advances the breast imaging paradigm.
Moreover, the Company is positioned to participate in a newly emerging market segment valued at around $1 billion, focused on SaaS-enabled precision diagnostics and imaging analytics using physiologic biomarkers12,13. This emerging category reflects a broader shift toward AI-enabled quantitative imaging and precision medicine platforms, which enable more personalized treatment approaches with improved therapy guidance and monitoring capabilities12,13.
To support this initiative, the Company has entered into strategic partnerships with Intelerad Medical Systems Incorporated (“Intelerad”) and Olea Medical S.A.S (“Olea Medical”) to provide the imaging informatics and advanced post-processing infrastructure necessary for physiologic biomarker discovery and clinical deployment. Through its combined hardware and software platform, the Company is uniquely positioned to capitalize on both the expanding traditional imaging market and the emerging precision diagnostics opportunity, driving transformation across breast health care.
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
Many patients may find the QT Imaging modality preferable for dense breasts, implants, post therapy screening where breasts can be very sensitive to compression and where patients have concerns about the radiation dose.
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
An example of this strategy in practice is the National Cancer Institute grant received in 2022 in partnership with the University of Illinois – Urbana-Champaign whereby the Company will place a QT Breast Scanner at St. Margaret’s Hospital in Toronto, Canada. The objective is to evaluate and measure the effectiveness of the QTscan in evaluation and monitoring cancer treatment in comparison to breast MRI which is currently the standard-of-care in quantitative monitoring
8 Markets and Markets. Breast Imaging Market – Global Forecast to 2030. Industry analysis estimating global breast imaging market size and growth trends.
9 Grand View Research. Breast Imaging Market Size, Share & Trends Analysis Report. Global and regional market projections including CAGR estimates for imaging modalities.
10 American College of Radiology (ACR). ACR Appropriateness Criteria®: Breast Cancer Screening. Guidelines describing mammography, ultrasound, and MRI as core breast imaging modalities.
11 Mann RM et al. European Society of Breast Imaging (EUSOBI) recommendations for breast cancer screening. European Radiology.
12 McKinsey & Company. The Future of AI-Enabled Diagnostics in Healthcare. Discussion of imaging analytics, radiomics, and SaaS-based precision diagnostics platforms.
13 Gillies RJ, Kinahan PE, Hricak H. “Radiomics: Images Are More Than Pictures.” Radiology.

of response to therapy. The results of the study will be published and would represent an independent validation of the clinical value of the QTscan with the imprimatur of a respected university, hospital, and the National Cancer Institute. The Company intends to establish similar peer-review partnerships with respected medical organizations, practices, and practitioners in the future.
Sales and Marketing Strategy
Building on its clinical and technology strategy, the Company intends to drive continued growth through a focused commercial expansion plan. In the United States, the Company plans to strengthen its market presence through a hybrid commercialization model that combines strategic collaborations with targeted direct initiatives. A key component of this approach is leveraging its collaboration with NXC Imaging, Inc. (“NXC”), a wholly owned subsidiary of Canon Medical USA, Inc. (“CMSU”), and CMSU’s parent, Canon Medical Systems Corporation (“CMSC”, and collectively referred to with CMSU as “Canon”), which provides access to established sales infrastructure, market relationships, and distribution capabilities. This collaboration will be complemented by the Company’s own direct commercial initiatives aimed at expanding clinical partnerships, supporting early adopter sites, and building deeper engagement within the breast imaging community.
As part of its U.S. market development strategy, the Company also intends to undertake a multigenerational outreach and advocacy campaign focused on increasing awareness around breast health and early screening. This initiative will emphasize the theme “Women’s Health = Women’s Empowerment,” positioning proactive health management as a core component of personal and societal empowerment. The campaign is expected to leverage celebrity endorsements and thought leaders to generate earned media exposure and foster broad engagement across multiple generations of women. By combining advocacy, education, and public awareness, the Company aims to encourage earlier and more consistent participation in breast health screening while increasing visibility for new, patient-friendly imaging technologies.
In parallel with its U.S. growth strategy, the Company intends to expand into international markets, beginning with the Gulf Cooperation Council (GCC) region. The Company has established strategic distribution relationships with Gulf Medical Co. (“GMC”) for the Kingdom of Saudi Arabia and Al Naghi Medical Co. (“Al Naghi”) for the United Arab Emirates (the “UAE”). These partnerships are expected to provide strong regional market access through organizations with deep experience in medical technology distribution and established relationships with leading healthcare institutions.
Regulatory processes for both the Kingdom of Saudi Arabia and the United Arab Emirates are already underway, and the Company expects the required certifications to be in place in the near term, enabling commercial deployment in these markets.
Beyond these initial GCC markets, the Company is actively engaged in discussions to establish additional strategic distribution partnerships across the broader GCC region, including Kuwait, Qatar, Oman, and Bahrain. These markets represent attractive opportunities due to their growing healthcare infrastructure, increasing focus on early cancer detection, and openness to innovative medical technologies.
Looking further ahead, the Company intends to explore expansion into European and other international markets such as Australia and New Zealand (ANZ), South Korea, South Asia, and the Association of Southeast Asian Nations (ASEAN) through carefully selected distribution partnerships. This expansion will be supported by well-orchestrated market creation strategies, including collaborations with leading clinical institutions and research organizations to generate clinical evidence, build physician awareness, and support regulatory and reimbursement pathways in each geography. The Company is also working closely with Canon’s Japan operations (where Canon is headquartered) and a prominent luminary in Japan to explore opportunities within the Japanese market. Registration activities for Europe are planned to commence later this year, with other geographies that accept EU registration to be pursued subsequently.
Through this coordinated approach—combining technology innovation, precision diagnostic software capabilities, strong commercial partnerships, and strategic geographic expansion—the Company aims to build a scalable global platform for next-generation breast imaging and diagnostics.
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
NXC Distribution Agreement
The Company is supported by a strong distribution and business partnership with NXC. On May 13, 2023, QT Imaging entered into the “NXC Sales Agent Agreement” with NXC, pursuant to which QT Imaging appointed NXC as the non-exclusive agent for the sale of the QT Breast Scanner and related services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Additionally, NXC was appointed as the exclusive servicer of the QT Breast Scanners sold by NXC under the terms of the NXC Sales Agent Agreement. Under the NXC Sales Agent Agreement, QT Imaging had the right to set the price for its products and agreed to pay NXC a commission based on the purchase order price charged to a customer. Pursuant to the NXC Sales Agent Agreement, NXC was responsible for promotion and sale of the QT Breast Scanner and related services within the designated territory, as well as servicing the QT Breast Scanners sold by NXC. The initial term of the NXC Sales Agent Agreement was for three years.
Subsequently, effective June 10, 2024, the Company and NXC replaced the NXC Sales Agent Agreement with the “NXC Distribution Agreement”. Under the NXC Distribution Agreement, NXC is appointed as the exclusive reseller to market, advertise, and resell QT Breast Scanners in the U.S. and U.S. territories. NXC will purchase for the purpose of reselling, leasing or renting QT Breast Scanners directly to its customers, but is not obligated to purchase any particular quantity of QT Breast Scanners from the Company. The Company has reserved the right to sell directly to customers as an exception. Furthermore, the Company may, in its sole discretion, sell the QT Breast Scanners to any other person or entity anywhere in the world without notice to NXC or NXC’s prior consent. NXC is also allowed to assign sales agents for the purpose of QT Breast Scanner sales. NXC’s purchases will be in accordance with an agreed upon product pricing schedule (subject to change upon 60 days’ prior written notice by the Company), provided that neither NXC nor its assigned sales agents may mark-up the cost of the QT Breast Scanners more than twenty percent (20%) unless otherwise mutually agreed to between NXC and the Company. Each order will include information reasonably requested by the Company and is subject to the Company’s acceptance, after which it becomes an approved order. Any such approved orders are non-cancellable and not subject to rescheduling after acceptance by the Company. Any orders not accepted by the Company in writing are deemed rejected.
On October 29, 2024, the Company and NXC entered into Amendment No. 1 to the Distribution Agreement (the “First Amendment”) to expand Section 20 of the NXC Distribution Agreement to provide that NXC shall be obligated to inform its customers who purchase the QT Breast Scanner (the “Equipment”) that such customers shall not (i) use, copy, distribute, display, perform, or prepare derivative works of any materials accompanying or embodied in the Equipment (except to the extent expressly permitted by such customer’s license to such Equipment and its documentation) or (ii) use any Seller Marks (as defined in the NXC Distribution Agreement), in each case without the Company’s prior written consent. Further, the First Amendment provides that upon any unauthorized use of the Seller Marks or materials accompanying the Equipment by any customer, NXC shall promptly inform the Company and provide all reasonably requested assistance in termination such unauthorized use.

On December 11, 2024, the Company and NXC entered into the Amended and Restated Distribution Agreement (the “Amended NXC Distribution Agreement”), which amends and restates the NXC Distribution Agreement in its entirety. The Amended NXC Distribution Agreement provides for the following modifications to the NXC Distribution Agreement, with the balance of terms (including those added by the First Amendment) remaining materially unchanged:
Sale of Equipment
Under terms of the Amended NXC Distribution Agreement, in the event that CMSC enters into an OEM manufacturing agreement, then fulfillment by the parties to such manufacturing agreement of their respective obligations under such manufacturing agreement shall be a condition to NXC being the exclusive reseller to market, advertise, and resell the Equipment in the U.S. and U.S. territories.
Minimum Order Quantities and Pricing
The Amended NXC Distribution Agreement provides that no later than five days prior to the end of each calendar quarter, NXC shall provide to us a forecast of the anticipated purchases of Equipment during the subsequent twelve-month period. The Amended NXC Distribution Agreement further provides that the forecast for 2025 and 2026 shall be no less than the minimum order quantities (“MOQs”) set forth in an exhibit to the Amended NXC Distribution Agreement, by quarter and by year. Furthermore, all purchase orders from NXC shall be for no less than the MOQs, which NXC must order on the quarterly and annual basis as set forth in an exhibit to the Amended NXC Distribution Agreement. However, in the event that the Company and CMSC do not enter into an OEM manufacturing agreement, then the MOQs shall be non-binding only in the event that the Company cannot fulfill the manufacture and delivery volumes required for NXC to meet the MOQs.
Should NXC fail to submit a purchase order for no less than the MOQs in any quarterly or annual period, then the Company may invoice NXC and NXC shall pay the Company for the difference between the Equipment purchased and the MOQs for such period.
NXC’s purchases will be in accordance with a product pricing schedule attached to the NXC Distribution Agreement as an exhibit (subject to change upon 60 days’ prior written notice by the Company). The Amended NXC Distribution Agreement removed the cap on markup by NXC on its resale of the cost of the Equipment that was provided for by the NXC Distribution Agreement, such that NXC may set the resale price for customers at its sole discretion.
Payment Terms
Except as otherwise set forth in an applicable Approved Order, the Amended NXC Distribution Agreement provides that we will invoice NXC upon shipment of the Equipment and NXC shall pay the invoice by net thirty days from shipment of the Equipment.
After Sale Service
The Amended NXC Distribution Agreement obligates us to continue to provide technical support, spare parts, and necessary know-how in order for NXC to continue to service and support Equipment for at least five years after installation of the Equipment at a customer site. The Amended NXC Distribution Agreement also deleted a provision in the NXC Distribution Agreement that required NXC to request each of its customers to have a qualified or trained breast radiologist.
Limited Warranty
The Amended NXC Distribution Agreement contains limited warranties with respect to the Equipment and relevant spare parts, to remain in effect (a) for Equipment for the shorter of fifteen months from the shipment of the Equipment or twelve months from the date of customer acceptance of installed Equipment, and (b) the relevant spare parts for the shorter of twelve months from the date of their shipment and six months from the date that their completion is installed.
Non-Solicitation
The Amended NXC Distribution Agreement contains a non-solicitation provision stating that we agree, during the term thereof and for a period of three years after, we shall not, directly or indirectly: (a) interfere with or attempt to interfere with any relationship between NXC and any of its distributors, agents, employees, consultants, independent contractors, agents or representatives, (b) solicit the business or accounts of NXC, or (c) divert or attempt to direct from NXC any business or interfere with any relationship between the NXC or any of its clients, suppliers, customers or other business relations; provided, however, that we may engage with the end customers that have acquired the Equipment to the extent necessary to enable such end customers to utilize the Equipment. Furthermore, to the extent not otherwise prohibited by law, each party agrees that, during the term of the Amended NXC Distribution Agreement and for a period of three years after, each party shall not, directly or indirectly solicit for employment the employees of the other except to the extent that such solicitation is done through a general advertisement or solicitation that is not specifically targeting the employees of the other.
Term
The Amended NXC Distribution Agreement extends the term from December 31, 2025 until December 31, 2026, unless earlier terminated or extended by mutual written agreement.
On March 28, 2025, the Company entered into the First Amendment to Amended and Restated Distribution Agreement (the “First Amendment to A&R Distribution Agreement”). The First Amendment to A&R Distribution Agreement amends certain provisions of the Amended NXC Distribution Agreement. It provides, among other things, that the Company reserve the right to sell the Equipment directly to a third party as an exception, and any such direct sale by the Company shall occur after a prior written notification to NXC and shall count towards the MOQs, provided that if a third party is a competitor of NXC as defined in the First Amendment to A&R Distribution Agreement or an existing customer of NXC or NXC’s reseller or sales agent at the time when the Company seek to sell the Equipment directly to the third party, the Company may not sell the Equipment to such third party. It also provides that NXC shall provide the Company with the forecast of the anticipated purchases of Equipment during the subsequent twelve-month period no later than forty-five days prior to the end of each calendar quarter, rather than five days prior to the end of each calendar quarter. No changes are made to the amount of the MOQs by the First Amendment to A&R Distribution Agreement, but the MOQs shall not be binding if at any time (a) the Company cannot fulfill the manufacturing and delivery volumes required for NXC to meet the quarterly MOQs, including due to (i) failures or other circumstances attributable to the Company including, but not limited to, issues relating to design or performance of the Equipment (e.g., failure of the Equipment to meet its published specifications), orders by the FDA or another governmental organization to temporarily or permanently suspend shipments, and to activities or operations of the Company, or (ii) a final non-appealable judgment that would impair the Company’s ability to fulfill such manufacturing and distribution volumes as a result of (A) intellectual property infringement made by a third party relating to the Equipment or (B) other legal proceedings against the Company; or (b) the Company engage with any competitor or existing customers of NXC or its reseller or sales agent to sell the Equipment in violation of the terms of the Amended NXC Distribution Agreement, as amended. Furthermore, the First Amendment to A&R Distribution Agreement provides that in the event NXC is prevented from selling the Equipment due to actions of or attributable to the Company, the Company and NXC will discuss in good faith. The Company also agreed to introduce at least one new product improvement per year to the Equipment, that the Company will also timely correct all Equipment bugs or other defects as necessary to address performance issues, and that any increases of the price of the Equipment shall be upon mutual agreement of the parties. Also, in the event of an Equipment Recall (as such term is defined in the First Amendment to A&R Distribution Agreement), the First Amendment to A&R Distribution Agreement provides both parties shall promptly consult and cooperate with the other party, including with respect to the appropriate action to be taken in connection with such Equipment Recall, and mutually agree to appropriately modify the MOQs for the respective quarter or until the Equipment Recall is corrected with mutual agreement with NXC.
Gulf Medical Distribution Agreement
On August 21, 2025, the Company entered into a distribution agreement (the “Gulf Medical Distribution Agreement”) with GMC. Under the terms of the Gulf Medical Distribution Agreement, the Company shall authorize and grant to GMC the exclusive right to market, advertise and sell the QT Breast Scanner and other products and services covered by the Gulf Medical Distribution Agreement (the “GMC Approved Products”) in the Kingdom of Saudi Arabia (the “GMC Territory”).
The term of the Gulf Medical Distribution Agreement commenced on August 21, 2025, and shall remain in force through August 21, 2028 (the “Initial Term”). If GMC has met the GMC Minimum Purchase Requirements (as defined below) during the Initial Term, the Gulf Medical Distribution Agreement shall automatically be extended for an additional one-year term. GMC agrees to meet or exceed the purchase requirements and/or revenue goals for the GMC Approved Products set forth in the Gulf Medical Distribution Agreement (the “GMC Minimum Purchase Requirements”) during the Initial Term. In the event GMC fails to meet these Minimum Purchase Requirements in any year during the Initial Term, the Company may, at its sole option, (a) terminate GMC’s exclusive distributorship rights for the sale and promotion of the GMC Approved Products granted under the Gulf Medical Distribution Agreement and appoint other distributors for the GMC Approved Products in the GMC Territory, or (b) terminate the Gulf Medical Distribution Agreement. Should the Company elect to so terminate GMC’s exclusive distributorship in the GMC Territory, the Company may continue to sell the GMC Approved Products to GMC for GMC to distribute on a non-exclusive basis in the GMC Territory in accordance with the terms and conditions of the Gulf Medical Distribution Agreement, and GMC’s ongoing obligations with regard to the GMC Minimum Purchase Requirements for the GMC Approved Products shall terminate. Should the Company be unable to furnish GMC with sufficient quantities of the GMC Approved Products, as may be requested by GMC in its GMC Release Orders (as defined below) submitted to the Company in accordance with the terms of the Gulf Medical Distribution Agreement, then the GMC Minimum Purchase Requirement shall be reduced by the quantity of GMC Approved Products that the Company is unable to deliver as requested.
GMC shall secure all required governmental approvals, permits, licenses, customs clearances, and authorizations required for shipment to and use of the QT Breast Scanners in the GMC Territory. The Company shall provide training and professional services to GMC during the term of the Gulf Medical Distribution Agreement and shall retain all intellectual property rights.
At any time during the term of the Gulf Medical Distribution Agreement, GMC may submit to the Company a blanket purchase order (the “GMC Blanket Purchase Order”) with any client’s requirements for the GMC Approved Products for review and written acceptance by the Company. Thereafter, over the course of the client’s project GMC may submit to the Company one or more release orders for GMC Approved Products to meet the client’s requirements under the applicable GMC Blanket Purchase Order (each, a “GMC Release Order”). If the Company reasonably anticipates being able to meet such requirements, such order shall be deemed approved so long as it conforms to the terms of the Gulf Medical Distribution Agreement. Any terms and conditions in an order that are inconsistent with or in addition to the terms and conditions of the Gulf Medical Distribution Agreement shall be rejected and considered null and of no effect, unless expressly agreed to by the Company in writing. Upon receipt and acceptance of each order, the Company will provide the minimum number of days to ship the QT Breast Scanners and then deliver the QT Breast Scanners to the destinations designated in such orders. GMC will bear all risks of loss or damage to the QT Breast Scanners upon delivery to the designated destinations.
The Company will deliver the GMC Approved Products to GMC’s destination(s) designated in the applicable GMC Release Order. The Company may make partial shipments, to be separately invoiced and paid for when due and GMC may not reject partial shipments. Any delay in delivery of any installation of GMC Approved Products will not relieve GMC of its obligation to accept the remaining deliveries. GMC will be solely responsible for all shipping, packaging, duties, fees, brokerage, insurance and customs clearance and export documentation, as applicable, and for payment of all costs and charges related thereto, except that the Company will arrange the initial packaging and shipping.
All quotations, estimates, invoices and payments for GMC Approved Products that GMC purchases from the Company shall be in United States Dollars. Except as GMC and the Company may otherwise mutually agree in writing, provided that GMC maintains a credit limit with the Company’s credit insurance provider that has been approved in writing by the Company, GMC shall pay the Company fifty percent (50%) of the total price of the GMC Release Order upon order placement and fifty percent (50%) within 45 days from the date of shipping of the GMC Approved Products to GMC’s designated location(s), or in any of the agreed upon payment terms. For certain orders as agreed upon by the Parties, GMC shall deliver an irrevocable letter of credit to the Company to secure payment, with such irrevocable letter of credit for any particular order to be based upon the size of the order. GMC will pay all sales, use and other taxes due on sales of GMC Approved Products in the GMC Territory. GMC is not responsible for any taxes outside the GMC Territory.
The Company has provided for a limited warranty of at least one year, and up to five years, depending on the purchase price paid by a client of GMC for a GMC Approved Product.
The Gulf Medical Distribution Agreement can be terminated only with the approval of both parties and, upon termination, GMC shall be permitted to sell any QT Breast Scanners that it holds in accordance with the Gulf Medical Distribution Agreement.
On February 25, 2026, the Company amended the Gulf Medical Distribution Agreement (the “Amended Gulf Medical Distribution Agreement”) to require GMC to pay the Company fifty percent (50%) of the total price of the GMC Release Order upon order placement and fifty percent (50%) within 45 days from the date of shipping of the GMC Approved Products to GMC’s designated location(s), or in any of the agreed upon payment terms. For certain orders as agreed upon by the Company and GMC, GMC shall deliver an irrevocable letter of credit to the Company to secure payment, with such irrevocable letter of credit for any particular order to be based upon the size of the order. The second payment of the fifty percent (50%) will be 30 days following customer acceptance if GMC provides secure payment through an irrevocable letter of credit from an acceptable financial institution. The Amended Gulf Medical Distribution Agreement also established pricing for approved products sold on purchase orders on the Company’s form.
Al Naghi Distribution Agreement

On January 19, 2026, the Company entered into an exclusive distribution agreement (the “Al Naghi Distribution Agreement”) for the Company’s QTI Breast Acoustic CT scanners and QTI Cloud SaaS Platform (the “Al Naghi Approved Products”) in the UAE (the “Al Naghi Territory”) with Al Naghi, a leading distributor of medical devices. The Al Naghi Distribution Agreement provides for committed, minimum order quantities of seven scanners in 2026 (starting in the second quarter of 2026), increasing to 16 scanners in 2027 and 20 scanners in 2028, for a total minimum of 43 scanners representing revenue of more than $24 million.
The term of the Al Naghi Distribution Agreement commenced on January 19, 2026, and shall remain in force until January 19, 2029 (the “Al Naghi Initial Term”). If Al Naghi has met the Al Naghi Minimum Purchase Requirements (as defined below) during the Al Naghi Initial Term, the Al Naghi Distribution Agreement shall automatically be extended for an additional one-year term. Al Naghi agrees to meet or exceed the purchase requirements and/or revenue goals for the Al Naghi Approved Products set forth in the Al Naghi Distribution Agreement (the “Al Naghi Minimum Purchase Requirements”) during the Al Naghi Initial Term. In the event Al Naghi fails to meet these Al Naghi Minimum Purchase Requirements in any year during the Al Naghi Initial Term, the Company may, at its sole option, (a) terminate Al Naghi’s exclusive distributorship rights for the sale and promotion of the Al Naghi Approved Products granted under the Al Naghi Distribution Agreement and appoint other distributors for the Al Naghi Approved Products in the Al Naghi Territory, or (b) terminate the Al Naghi Distribution Agreement. Should the Company elect to so terminate Al Naghi’s exclusive distributorship in the Al Naghi Territory, the Company may continue to sell the Al Naghi Approved Products to Al Naghi for Al Naghi to distribute on a non-exclusive basis in the Al Naghi Territory in accordance with the terms and conditions of the Al Naghi Distribution Agreement, and Al Naghi’s ongoing obligations with regard to the Al Naghi Minimum Purchase Requirements for the Al Naghi Approved Products shall terminate. Should the Company be unable to furnish Al Naghi with sufficient quantities of the Al Naghi Approved Products, as may be requested by Al Naghi in the Al Naghi Release Orders (as defined below) submitted to the Company in accordance with the terms of the Al Naghi Distribution Agreement, then the Al Naghi Minimum Purchase Requirement shall be reduced by the quantity of Al Naghi Approved Products that the Company is unable to deliver as requested.
Al Naghi shall secure all required governmental approvals, permits, licenses, customs clearances, and authorizations required for shipment to and use of the QT Breast Scanners in the Al Naghi Territory. The Company shall provide training and professional services to Al Naghi during the term of the Al Naghi Distribution Agreement and shall retain all intellectual property rights.
At any time during the term of the Al Naghi Distribution Agreement, Al Naghi may submit to the Company a blanket purchase order (the “Al Naghi Blanket Purchase Order”) with any client’s requirements for the Al Naghi Approved Products for review and written acceptance by the Company. Thereafter, over the course of the client’s project, Al Naghi may submit to the Company one or more release orders for Al Naghi Approved Products to meet the client’s requirements under the applicable Al Naghi Blanket Purchase Order (each, a “Al Naghi Release Order”). If the Company reasonably anticipates being able to meet such requirements, such order shall be deemed approved so long as it conforms to the terms of the Al Naghi Distribution Agreement. Any terms and conditions in an order that are inconsistent with or in addition to the terms and conditions of the Al Naghi Distribution Agreement shall be rejected and considered null and of no effect, unless expressly agreed to by the Company in writing. Upon receipt and acceptance of each order, the Company will provide the minimum number of days to ship the QT Breast Scanners and then deliver the QT Breast Scanners to the destinations designated in such orders. Al Naghi will bear all risks of loss or damage to the QT Breast Scanners upon delivery to the designated destinations.
The Company will deliver the Al Naghi Approved Products to Al Naghi’s destination(s) designated in the applicable Al Naghi Release Order. The Company may make partial shipments, to be separately invoiced and paid for when due and Al Naghi may not reject partial shipments. Any delay in delivery of any installment of Al Naghi Approved Products will not relieve Al Naghi of its obligation to accept the remaining deliveries. Al Naghi will be solely responsible for all shipping, packaging, duties, fees, brokerage, insurance and customs clearance and export documentation, as applicable, and for payment of all costs and charges related thereto, except that the Company will arrange the initial packaging and shipping.
All quotations, estimates, invoices and payments for Al Naghi Approved Products that Al Naghi purchases from the Company shall be in United States Dollars. Except as Al Naghi and the Company may otherwise mutually agree in writing, provided that Al Naghi maintains a credit limit with the Company that has been approved in writing by the Company, Al Naghi shall pay the Company fifty percent (50%) of the total price of the Release Order upon order placement and fifty percent (50%) within 45 days from the date of shipping of the Al Naghi Approved Products to Al Naghi’s designated location(s), or in any of the agreed upon payment terms. For certain orders as agreed upon by the parties, Al Naghi shall deliver an irrevocable letter of credit to the Company to secure payment, with such irrevocable letter of credit for any particular order to be based upon the size of the order. Al Naghi will pay all sales, use and other taxes due on sales of Al Naghi Approved Products in the UAE. Al Naghi is not responsible for any taxes outside the UAE.
The Company has provided for a limited warranty of at least one year, and up to five years, depending on the purchase price paid by a client of Al Naghi for an Al Naghi Approved Product.
During its validity period, the Al Naghi Distribution Agreement can be terminated only with the approval of both parties and, upon termination, Al Naghi shall be permitted to sell any QT Breast Scanners that it holds in accordance with the Al Naghi Distribution Agreement.
Selectively Consider Offshore Marketing Opportunities
In 2026, the Company will remain focused on realizing and maximizing its potential in the U.S. market as well as in the markets of the Kingdom of Saudi Arabia and the UAE, while also exploring additional distribution arrangements in other GCC countries that accept U.S. product registration. The Company plans to pursue commercialization in Europe and countries recognizing EU registration starting at the end of 2026 and continuing through 2027, utilizing selective distribution arrangements. Additionally, opportunistic sales agency–based deals will continue to be pursued in countries accepting U.S. registration, with the objective of establishing key opinion leaders (KOLs) to drive market creation and evidence generation. These opportunistic deals will be carefully curated, as they may require specialized service support models through existing distribution partners.
Coverage and Reimbursement
Over the past few years, the growth rate of advanced imaging volumes has slowed in part due to additional patient-related cost-sharing programs and an increasing trend of third-party payors intensifying their utilization management efforts, for example, through benefit managers who require prior authorizations to control the growth rate of imaging services generally. The Company expects that these trends will continue.
By way of example, in the U.S., the Protecting Access to Medicare Act of 2014 required the Centers for Medicare & Medicaid Services (“CMS”), in conjunction with medical specialty societies, to adopt appropriate use criteria (“AUC”) for certain advanced diagnostic imaging services, including MRI, CT, nuclear medicine (including PET). Beginning in 2020, payment is made to the furnishing professional for an applicable advanced diagnostic imaging service only if the claim indicates that the ordering professional consulted a qualified clinical decision support mechanism, as identified by the Department of Health and Human Services (“HHS”), as to whether the ordered service adheres to the applicable AUC. Applicable settings include physician offices, hospital outpatient departments, including emergency departments, ambulatory surgical centers and independent diagnostic testing facilities. Advanced imaging services ordered by certain physicians identified as having outlier-ordering partners will be subject to prior authorization for applicable imaging services provided to Medicare beneficiaries. The outlier methodology used by CMS will be subject to future notice and comment rulemaking before the prior authorization component is implemented. The Company cannot predict the full impact of this project.
The Company is pursuing a phased, multi-year strategy to establish appropriate Current Procedural Terminology (“CPT”) coding and reimbursement pathways for its QT Breast Scanner and related technology. In 2026, the Company will continue to use the unlisted CPT code 76999, supported by robust documentation and clinical evidence, to facilitate payer education and reimbursement on a case-by-case basis. In parallel, the Company has submitted an application for a New Technology Ambulatory Payment Classification (“New Tech APC”) to the CMS in September 2025, seeking hospital outpatient reimbursement under the Medicare Outpatient Prospective Payment System (“OPPS”) framework. This approach will allow the Company to expand clinical use while building the necessary data and adoption to support formal code creation. In November 2025, the Company applied for a Category III CPT code from the American Medical Association (“AMA”), which is designed to support emerging technologies and procedures while further evidence is gathered. On Feb 23, 2026, the AMA CPT (Current Procedural Terminology) Editorial Panel approved a new Category III CPTTM code for 3D quantitative transmission volumetric ultrasound tomography of the breast. The new Category III code, X579T, represents a significant milestone in the clinical and commercial advancement of QT Imaging’s technology, recognizing the distinct clinical service enabled by its radiation-free, compression-free, 3D breast imaging platform. The new CPT code ensures standardized reporting of this emerging imaging service, supporting data collection, utilization tracking and continued evaluation by clinicians, payers and health systems. The code is scheduled for release on July 1, 2026, with an effective date of January 1, 2027. This staged strategy reflects a deliberate and structured path toward eventual Category I CPT code status, ensuring alignment with payer requirements, coding norms, and clinical integration milestones.

Third-party payors may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures or can only be billed using an unlisted or miscellaneous code. To the extent the Company’s customers will depend on third-party payors, unfavorable coding, coverage and reimbursement policies may constrict the profit margins of the Company’s provider customers, which may force us to lower the Company’s fees to attract and retain customers. If the Company is required to request new billing codes that more precisely identify and describe the Company’s imaging services, coverage is limited or reimbursement rates are inadequate, a healthcare provider might find it financially unattractive to own diagnostic imaging systems. It is possible that third-party payor coding, coverage and reimbursement policies will affect the need or prices for the Company’s products in the future, which could significantly affect the Company’s financial performance and the Company’s ability to conduct the Company’s business.

Industry & Market Opportunity
Doctors and hospitals increasingly rely on medical imaging to screen for and diagnose cancer, guide and monitor treatment such as drugs, radiation, and surgery, and enable minimally invasive procedures. As a result, medical imaging represents a substantial market opportunity. The global medical imaging market is estimated at more than $40 billion annually, with roughly $10 billion attributable to the United States.14 Global cancer screening, with an approximately $160 billion market size in 2025, is expected to grow at a CAGR of 12% and reach approximately $470 billion in 2033.15
Breast Imaging
Breast cancer detection and diagnostic technologies (including mammography, MRI, and ultrasound, as well as genetic testing and image guided breast biopsy) are a significant part of the medical imaging market and are estimated to represent a $6.04 billion global market in 2025, is projected to reach $13.2 billion in 2034, with an ongoing CAGR of roughly 9%.16 The market is segmented by technology, primarily between ionizing breast imaging (e.g., mammography) and non-ionizing breast imaging, which includes ultrasound and MRI. The non-ionizing segment is expected to grow at a faster rate17 than the ionizing segment due to technological advances such as better segmentation of anatomical detail, higher sensitivity to small breast lesions in women with dense breast tissue18, and fewer false positives.
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
14 See, e.g. Fortune Business Insights, Medical Imaging Market Size, Share & Industry Analysis, By Type (MRI, CT, X-ray, Ultrasound, Molecular Imaging), By Application, By End User, and Regional Forecast, 2025–2032 (updated 2024), available at: https://www.fortunebusinessinsights.com/industry-reports/medical-imaging-equipment-market-100382.
15 See, e.g. Fortune Business Insights, Medical Imaging Market Size, Share & Industry Analysis, By Type (Magnetic Resonance Imaging, Computed Tomography, X-ray, Ultrasound, and Molecular Imaging), By Application (Cardiology, Neurology, Orthopedics, Gynecology, Oncology, and Others), By End User (Hospitals, Specialty Clinics, Diagnostic Imaging Centers, and Others), and Regional Forecast, 2026-2034 (Feb. 2026), available at: https://www.fortunebusinessinsights.com/industry-reports/medical-imaging-equipment-market-100382.
16 See, Fortune Business Insights, Breast Imaging Market Size, Share & Industry Analysis, By Product, Technology, End User, and Regional Forecast, 2026–2034 (2025), available at: https://www.fortunebusinessinsights.com/industry-reports/breast-imaging-market-100218.
17 See, Grand View Research, Magnetic Resonance Imaging Market Size, Share & Trends Analysis by Architecture, by Field Strength, by Application (Brain & Neurological, Vascular), by End Use, by Region, and Segment Forecasts, 2025-2030, available at: https://www.grandviewresearch.com/industry-analysis/magnetic-resonance-imaging-market (last visited 2026).
18 National Cancer Institute, Dense Breasts: Answers to Commonly Asked Questions (“Breasts contain glandular tissue, fibrous connective tissue, and fatty breast tissue. Breast density describes the relative amount of these tissues as seen on a mammogram, available at: https://www.cancer.gov/types/breast/screening/dense-breasts (Dec. 2, 2025).

The QT Breast Scanner has no reports of adverse effects from the more than 30,000 scans performed to date. Similar to other ultrasound devices, due to the low frequency of the waves of those scanners, there are no known significant risks reported in general clinical practice. The QT Breast Scanner does not require potentially harmful ionizing radiation or anesthesia and is done in an open environment thereby decreasing stress and the necessity of sedation. The QT Breast Scanner does not cause breast implant displacement or rupture.
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
There are three primary technologies within the non-ionizing breast imaging segment: Automated Breast Ultrasound Systems or ABUS (as defined below); Breast Ultrasound Tomography Systems; and Photoacoustic Imaging.
Automated Breast Ultrasound Systems (“ABUS”)
ABUS are an emerging and rapidly growing segment of the breast imaging market. ABUS systems are designed to improve cancer detection in women with dense breast tissue by providing standardized, operator-independent whole-breast ultrasound imaging as a supplement to mammography. Increasing recognition of the limitations of mammography for women with dense breasts, along with regulatory requirements for breast density notification in many jurisdictions, has driven growing clinical adoption of ABUS technology. As a result, the global ABUS market is estimated to exceed $1 billion in the mid-2020s and is projected to grow at a CAGR of roughly 13–16% in the coming years, reflecting continued expansion of breast cancer screening programs and demand for supplemental imaging modalities.19
ABUS technologies typically use a reflection transducer20 (5-15 MHz) and not transmitting setup, in a “motorized” arrangement. The major developers of such systems include: 1) the Acuson S2000 ABVS (sold by Siemens); 2) the Invenia System (sold by GE Healthcare); 3) a manual video loop AWBS System (sold by Sono-Cine); and 4) a motorized single transducer Sofia System (sold by Hitachi.). All of these systems produce B-mode reflection images21.
Breast Ultrasound Tomography Systems
These technologies use traditional reflection transducers22 in an “array” configuration around the breast: 1) Mastoscopia (Greece); 2) the KIT system (research only) from Karlsruhe University in Germany; and 3) the Delphinus System.
Photoacoustic Imaging
Photoacoustic imaging systems utilize lasers to excite tissues and produce acoustic energy that subsequently create images of the breast vasculature.23 Such systems include both photoacoustic tomography (“PAT”) and photoacoustic imaging (“PAI”) systems. While the PAT systems allow volumetric imaging by reconstructing stacks of 2D images, the PAI systems only allow superimposition of photoacoustic signal information on top of conventional B-mode ultrasound. Note that in comparison to ultrasound, photoacoustic imaging systems inherently lack the ability to image the tissue anatomy and
19 See, Future Market Insights, Automated Breast Ultrasound Systems Market Outlook 2025–2035, available at:
https://www.futuremarketinsights.com/reports/automated-breast-ultrasound-system-market (2025).
20 A medical reflection transducer, also known as an ultrasound transducer, is a device that converts electrical energy into sound waves, and the back again into electrical energy. It is used in medical imaging to produce images of internal organs and tissues in the body, and it is used in various medical imaging techniques such as ultrasound, echocardiography and Doppler imaging. See, e.g., ECG & ECHO Learning, The Ultrasound Transducer, available at https://ecgwaves.com/topic/the-ultrasound-transmitter-probe/ (last visited Apr. 4, 2023); see also, FDA, Ultrasound Imaging Sept. 28, 2022), https://www.fda.gov/radiation-emitting-products/medical-imaging/ultrasound-imaging.
21 B-mode ultrasound, also known as 2D ultrasound, is a type of ultrasound imaging where “a linear array of transducers simultaneously scans a plane through the body that can be viewed as a two-dimensional image on screen.” See, NIH, National Library of Medicine, Carovac A., Smajlovic F., Junuzovic D., Application of Ultrasound in Medicine, 19(3) Acta Inform Med. 168-171 (Sept. 2011), available at https://www.ncbi.nlm.nih.gov/pmc/articles/PMC3564184/.
22 Medical reflection transducer, also known as an ultrasound transducer, is a device that converts electrical energy into sound waves, and the back again into electrical energy. It is used in medical imaging to produce images of internal organs and tissues in the body, and it is used in various medical imaging techniques such as ultrasound, echocardiography and Doppler imaging. See, e.g., ECG & ECHO Learning, The Ultrasound Transducer, available at https://ecgwaves.com/topic/the-ultrasound-transmitter-probe/ (last visited Apr. 4, 2023); see also, FDA, Ultrasound Imaging Sept. 28, 2022), https://www.fda.gov/radiation-emitting-products/medical-imaging/ultrasound-imaging.
23 Breast vasculature refers to the blood vessels that supply and drain blood from the breast tissue. The breast is a highly vascularized organ, and the blood supply comes from a network of arteries and veins that run throughout the breast tissue. See, NIH, National Library of Medicine, Yusuf S. Khan, Hussain Sajjad, Anatomy, Thorax, Mammary Gland, available at https://www.ncbi.nlm.nih.gov/books/NBK547666/ (last updated July 25, 2022).

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

Company’s Products & Product Roadmap

QT Breast Scanner
The Need: A safe, painless imaging device that provides conclusive breast health assessment
Background:
Breast cancer is the most commonly diagnosed women’s cancer in the United States, according to the National Cancer Institute. The American Cancer Society estimates that in 2022, 287,850 women in the United States have been diagnosed with invasive and in situ (early stage) breast cancer, and breast cancer has claimed the lives of 40,920 women.24 The American Cancer Society further estimates that one out of every eight women will develop breast cancer at some point during her life and one in every 42 women who turns 50 today will have a diagnosis of breast cancer before she turns 60.
There are several dominant screening and diagnostic technologies that are used both independently and dependently to locate cancers at an early stage and improve treatment outcomes. Each of the currently available non-surgical modalities for breast cancer detection has various clinical limitations. Screening methods and technologies include: (i) breast self-examination and clinical breast examination; (ii) mammography, including screening mammography, diagnostic mammography, and mammography with computer aided detection; (iii) Hand-Held Ultrasound (“HHUS”) and (iv) MRI.
24 See, American Cancer Society, Breast Cancer Facts & Figures, available at https://www.cancer.org/research/cancer-facts-statistics/breast-cancer-facts figures.html (last visited Feb. 10, 2023).

Mammography is the dominant imaging modality in today’s standard of care. The American Cancer Society recommends that women of average risk have the option to begin mammography at age 40, get mammograms every year from age 45-54, and have mammography every other year starting at age 55.25 Despite those recommendations, only 65% of women over 40 in the United States have had a mammogram in the previous two years, and only 58% of women between 40 and 49 had a mammogram in the previous two years,26 even though screening mammography is 100% covered under the Affordable Care Act. This is in part due to the limitations of mammography, both in terms of sensitivity and reliability for dense breast tissue, where 10-15% of cases have inconclusive results requiring further testing, as well as concerns about safety. Mammography is also problematic in women who have breast implants. For these women, problems include painful mammograms, delayed detection of cancer from interference in imaging breast tissue, and an unwillingness to perform mammograms due to fear of implant rupture, dislocation or capsular contracture.
The Company’s goal is to provide highly accurate, 100% safe, radiation-free and painless breast imaging that can be used to:
1)identify cancer early to minimize invasiveness and increase effectiveness of treatment; and
2)eliminate unnecessary intervention (additional imaging and biopsies) for women with benign breast conditions.
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
The QT Breast Scanner differs from the handheld ultrasound used in breast imaging in that it utilizes reflection and transmission data from low-frequency sound waves, providing increase in diagnostic information using the speed of sound characteristics of the breast and acquiring in true 3D a very accurate rendering of the breast tissue. The QT Breast Scanner
25 See, American Cancer Society, American Cancer Society Recommendations for the Early Detection of Breast Cancer, available at https://www.cancer.org/content/cancer/en/research/infographics-gallery/breast-cancer-screening-guideline.html (last visited Feb. 10, 2023).
26 U.S. Department of Health and Human Services, “Health, United States, 2016”, Table 70.

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

Image 2: Schematic of transmission and reflections modes

The QT Breast Scanner creates true 3D images of the patient’s breast viewable in the Quantitative Transmission Ultrasound Viewer (known as QTviewer®), a software product designed for healthcare professionals to view the transmission (speed of sound) and reflection images. This application can display correlated Digital Imaging and Communications in Medicine (“DICOM®”) images in multiple orientations (coronal, sagittal, and axial). QTviewer can manipulate image views and analyze pixel data with various functions. The QTviewer has additional functionality which enables the user to measure mass size and volume as well as fibroglandular tissue volume.27
27 See, American Association for Cancer Research, R. Natesan, J. Wiskin, S. Lee, B. H. Malik, Quantitative Assessment of Breast Density: Transmission Ultrasound is Comparable to Mammography with Tomosynthesis (Dec. 3, 2019), available at https://aacrjournals.org/cancerpreventionresearch/article/12/12/871/47203/Quantitative-Assessment-of-Breast-Density.

Image 3 below is a still image of the viewer for a patient with a lesion. The transmission (top panel) and reflection (bottom panel) images as seen in coronal, axial, and sagittal representations.
Image 3
The QT Breast Scanner is the current version of the QT Breast Scanner and is FDA-cleared “for use as an ultrasonic imaging system to provide reflection-mode and transmission-mode images of a patient’s breast. The QT Scanner 2000 Model A software also calculates the breast fibroglandular tissue volume (FGV) value and the ratio of FGV to total breast volume (TBV) value as determined from reflection-mode and transmission-mode ultrasound images of a patient’s breast. The device is not intended to be used as a replacement for screening mammography.”28 The QT Breast Scanner has current applicability as a supplementary imaging device (not as a replacement for screening mammography) and for determining the ratio of fibroglandular tissue volume to total breast volume which is a measure of breast density; near-term applicability for automatic segmentation of lesions followed by measuring lesion stability/growth, and diagnosing lesions using artificial intelligence; and medium- to long-term applicability for breast cancer screening as shown in Table 1.

Use of the QT Breast Scanner	Value it Adds

Supplementary imaging	Serves as an adjunct to screening mammography (not a replacement), particularly for women with dense breast tissue. It may help identify lesions missed on mammography or provide additional information of detected findings, with the potential to reduce unnecessary procedures
Fibroglandular Tissue Volume & the Ratio of Fibroglandular Tissue Volume to Total Breast Volume	Ability to quantify this ratio (an independent risk factor for breast cancer), without the need for breast compression or ionizing radiation used in mammography
Automatic volumetric segmentation of lesions	Enables automated segmentation of breast tissue structures and lesions to assist with quantitative image analysis.
Mass Size and Growth	Allows longitudinal monitoring of breast lesions, enabling assessment of treatment and assessment of lesion stability or progression
A.I.-Based Mass Diagnostics	Reduce unnecessary procedures (biopsies, additional imaging) by identifying lesion type
Screening for High-Risk Young Women	Provide young women a safe and comfortable method to screen for breast cancer, as an alternative for breast MRI
Table 1
Cloud SaaS Platform
QTI Precision Pathway creates value around each QT Breast Scanner by combining the hardware system with a SaaS-based subscription membership program. By integrating software updates, advanced analytics, secure collaboration, and enterprise-grade workflow tools into a recurring subscription model, the program enables institutions to maximize the
28 U.S Department of Health and Human Services, Food and Drug Administration, 510(k) number K253898.

clinical, operational, and economic utility of their scanners while providing predictable costs and scalable digital capabilities.
QTI Precision Pathway is a tiered software membership program designed to enhance the clinical, operational, and economic performance of QT Breast Scanner installations. It provides structured access to software updates, analytical tools, advanced visualization, collaborative data platforms, and workflow optimization features. The tiered structure allows customers to align system capabilities with the scale and complexity of their clinical or research environment.
Via this platform, QT Breast scanner systems remain technologically current via periodic software updates delivered through a centralized platform. Updates apply to both system software and the associated QTviewer components. Updates to the QTI Olea Viewer platform are provided only when the customer maintains an active subscription at the applicable membership level. Software updates generally include version upgrades for previously purchased features, while baseline quantitative analysis capabilities—such as reflection, transmission, density measurement, and doubling time—are included during the membership period. Additional analytical or imaging capabilities introduced after system purchase, based on geometric, elastic, and spectral physiologic biomarkers or other advanced features, may require a separate one-time scanner purchase and/or an annual QTI Olea Viewer subscription to enable associated workflows.
Participation requires customers to execute applicable data access and privacy agreements, including a QTI Business Associate Agreement where required, and to permit secure remote system access for software updates and technical support. Customers are also responsible for maintaining required annual scanner maintenance to remain eligible for updates and related services.
The program is designed to support both individual site deployments and enterprise-level implementations. Institutions can expand participation as operational needs evolve, allowing additional sites or capabilities to be incorporated without disrupting existing workflows.
The membership framework also provides a predictable economic model for managing software lifecycle costs, with pricing scalable to system utilization and institutional growth.
QTI Precision Share is a secure, enterprise-grade knowledge-sharing platform powered by Intelerad’s image management technology. It enables seamless collaboration and structured data exchange to accelerate innovation in quantitative imaging biomarkers, enhance patient care through improved access to validated biomarkers, and support next-generation precision diagnostics via collaborative research and real-world evidence generation.
QTI Precision Share is integrated at different levels across the QTI Precision Pathway tiers, with Advanced and Enterprise tiers offering connectivity and workflow integration with the QTI Olea Viewer platform.
QTI Olea Viewer, powered by Olea Medical’s multimodality platform, delivers an integrated environment for next-generation quantitative imaging biomarkers. It unifies advanced visualization, intelligent reporting, and automated precision diagnostics into a single ecosystem, providing clinicians with deeper insights, streamlined workflows, and data-driven decision support.
Seamlessly connected to QTI Precision Share, the QTI Olea Viewer supports secure, enterprise-grade collaboration. Updates require an active subscription at the applicable membership level and are included in Advanced and Enterprise tiers, with server allocations and pricing aligned to the membership.
Membership Value by Tier
Core Membership: The Core tier is foundational and must be purchased for every QTI Breast Scanner covered under the QTI Precision Pathway. It provides ongoing system software updates and baseline quantitative capabilities to maintain long-term system relevance and compatibility with evolving technology standards.
Operational Membership: Operational membership includes all Core benefits and adds connected viewing, collaborative interpretation, and structured data sharing across sites. It includes access to enhanced pricing benefits and membership in QTI Precision Share at the Operational level, enabling workflow coordination and secure data exchange.
Advanced Membership: Advanced membership includes all Operational benefits and expands analytical capabilities with an advanced portfolio of quantitative biomarkers, automated analysis tools, and enhanced reporting. It provides integrated connectivity between QTI Precision Share and the QTI Olea Viewer for up to two servers. Customers must maintain an annual QTI Olea Viewer subscription, with preferred pricing available for additional servers. Advanced membership also includes enhanced program discounts and QTI Precision Share at the Advanced level.

Enterprise Membership: Enterprise membership includes all Advanced benefits and is designed for institution-wide deployment, supporting multi-user access, high-volume processing, and enterprise-grade analytics. It provides connectivity between QTI Precision Share and the QTI Olea Viewer for all servers within the enterprise, with preferred subscription pricing for additional servers. Enterprise membership includes QTI Precision Share at the Enterprise level and access to enhanced program discounts.
In summary, the Company believes that QTI Precision Pathway, combined with QTI Precision Share and the QTI Olea Viewer, enhances the long-term value of installed QT Breast Scanners by enabling continuous technological improvements, supporting interoperability, and providing a flexible framework for expanding digital and analytical capabilities over time.
Manufacturing
Prior to the third fiscal quarter of 2025, the Company’s products have solely been manufactured in Novato, California. With the entry into the Canon Manufacturing Agreement as discussed below, the Company is, beginning with the third fiscal quarter of 2025, manufacturing the QT Breast Scanners in parallel between Novato, California and using CMSC as a contract manufacturer pursuant to the Canon Medical Agreement. The products are designed under the FDA’s design control guidelines and manufactured in accordance with the Company’s quality management system.
The Company’s devices are made up of custom designed components and off-the-shelf components, both of each are supplied by the Company’s approved vendors in the U.S.
For those QT Breast Scanners manufactured by the Company in Novato, California, the subassemblies are manufactured at the Company and verified prior to the final assembly of the device. The controls software and image reconstruction software are loaded on the imaging devices at the Company’s facility in Novato. Prior to shipping, 100% of the products are verified for functionality, performance, and safety.
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
Canon Letter of Intent
QT Imaging entered into the Canon Letter of Intent with CMSU and CMSC pursuant to which CMSC purchased and acquired two QT Breast Scanners in the first half of 2024. The Canon Letter of Intent provided that CMSC would conduct, and pursuant to the Feasibility Study Agreement (as described below), CMSC conducted, feasibility studies on the QT Breast Scanners that it acquired, including product quality validation, development and manufacturing studies, clinical evaluation, regulatory investigation and marketing validation (the “Feasibility Study”) The Feasibility Study was completed in the second half of 2024.

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
Feasibility Study Agreement with Canon Medical Systems Corporation
On March 28, 2024, the Company entered into the Feasibility Study Agreement with Canon. The term of the Feasibility Study Agreement commenced on March 28, 2024 and by its terms, remained in force until the end of December 2024. In connection with the Feasibility Study Agreement, Canon initiated studies to evaluate the business, technical, and clinical values of the Company’s QT Scanner including product quality validation, development and manufacturing studies, clinical evaluation, regulatory investigation, and market validation. Canon has no right to reverse engineer the QT Scanner and may only modify and disassemble the QT Scanner as necessary to conduct the Feasibility Study.
Under the terms of the Feasibility Study Agreement, the Company provided support for the Feasibility Study as agreed with CMSC from time to time during the term of the Feasibility Study Agreement and used its commercially reasonable efforts to facilitate the feasibility study. Both parties confirmed that the support provided by the Company did not result in significant costs to the Company, as it only provided technical materials and knowledge that it already possessed and did not involve the creation of new materials or engineering. Each party was responsible for covering its own expenses related to the Feasibility Study and the support, except if the parties agreed in writing otherwise, one party shall pay to the other party an amount reasonable under the circumstances.
The Feasibility Study Agreement provided that all know-how and intellectual property embodied in the QT Breast Scanner are owned by the Company and all rights not expressly granted to the Company are reserved.
Canon Manufacturing Agreement
On March 28, 2025, the Company entered into the Canon Manufacturing Agreement with CMSC. Pursuant to the terms of the Canon Manufacturing Agreement, the Company appointed CMSC as the exclusive manufacture of the QT Breast Scanners to be distributed by NXC pursuant to the Amended NXC Distribution Agreement. CMSC’s manufacturing of the QT Breast Scanners shall not include the final testing process for the QT Breast Scanners, and CMSC shall not have any responsibility for the QT Breast Scanner as a manufacturer of medical equipment for FDA purposes.
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
The Company shall provide forecasts to CMSC in accordance with the “Forecast Policy” attached to the Canon Manufacturing Agreement. No later than forty-five days prior to the end of each calendar quarter, CMSC will notify the Company in writing if CMSC is unable to deliver a sufficient number of QT Breast Scanners to satisfy the forecast for the following quarter. If CMSC is unable to deliver a sufficient number of QT Breast Scanners due to CMSC’s willful misconduct, CMSC will sell back to the Company all components necessary for the Company to engage in Novato Manufacturing of the QT Breast Scanners for the following quarter at the Company’s facility in Novato, California sufficient to cover the QT Breast Scanner shortfall back at the same purchase price that CMSC paid to purchase such components. CMSC shall bear risk of loss, all fees and shipping costs for the components incurred in connection with such Novato Manufacturing.
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
From time to time during the term of the Canon Manufacturing Agreement, but no later than thirty days prior to the delivery date specified in the purchase order, the Company may issue to CMSC a purchase order for any of the QT Breast Scanners necessary to meet the forecast, for the actual quantities to be delivered by CMSC. Each purchase order shall specify delivery dates that respect the “Forecast Policy.” The purchase prices applicable to the purchase orders as of the date of the Canon Manufacturing Agreement shall be separately agreed between the parties in writing. CMSC may reject any purchase order that requests delivery dates that are not in compliance with such Forecast Policy. Unless the Company is manufacturing QT Breast Scanners as Novato Manufacturing, any failure by CMSC, as a result of CMSC’s conduct, to manufacture and deliver QT Breast Scanners as specified in an accepted purchase order necessary to satisfy the forecasts later than seventy-five days from the delivery date as specified in the accepted purchase order shall result in liquidated damages per missed or delayed QT Breast Scanner of $220 thousand, with NXC not being obligated to pay for the missed MOQ sale. Such failure by CMSC shall also not provide any grounds for NXC to terminate the Amended NXC Distribution Agreement or otherwise cancel the binding nature of the MOQs as provided in the Amended NXC Distribution Agreement. All title to and risk of loss of the QT Breast Scanners shall pass from CMSC to the Company when the QT Breast Scanners have been delivered to the Company in Novato, California, under the Incoterms 2020 trade term, DDP. The Company shall make payment of the QT Breast Scanners to CMSC within ninety days after the issuing date of an original copy of the invoice to be issued by CMSC.
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
All intellectual property rights, including but not limited to patents, copyrights, know-how, and trade secrets (the “IPR”), which each party has owned before entry into the Canon Manufacturing Agreement or develops separately from the performance of the manufacture of the QT Breast Scanners under this agreement, shall remain the exclusive property of the Company or CMSC respectively. All IPR in and to any invention, whether patentable or not, conceived and reduced to practice in the performance of the manufacture of the QT Breast Scanners under the Canon Manufacturing Agreement shall be owned solely by CMSC; provided, that to the extent that such invention is based on the Company’s confidential information and is exercised on the QT Breast Scanners which are manufactured by CMSC and delivered to the Company, such as manufacturing process flow, CMSC agrees not to assert any IPR in and to such invention against the Company, its affiliates and customers as to the QT Breast Scanners. All IPR to and in any invention, whether patentable or not, if agreed between the parties to have been conceived and reduced to practice jointly by the Company and CMSC in the performance of the manufacture of the QT Breast Scanners shall be owned jointly and equally by the Company and CMSC, and both parties shall have the right to use, utilize and exploit such IPR in accordance with applicable laws involved without a prior consent of or any payment or consideration to the other party.
The Company grants to CMSC a personal and exclusive license to use, utilize (including copy, amend, revise and modify) and exercise the IPR owned by the Company solely for enabling it to manufacture the QT Breast Scanners sold to NXC and provide maintenance support for them, provided that (i) such exclusive license may be sublicensed to NXC and other subsidiaries of CMSC and/or authorized maintenance companies (with such authorization to be provided in writing by the Company, but not to be unreasonably refused, withheld, or delayed) that provide maintenance services on an outsourced basis (the “Approved Parties”) solely for the QT Breast Scanners distributed by NXC pursuant to the Amended NXC Distribution Agreement, whether or not the QT Breast Scanners are distributed before, on, or after the entry into the Canon Manufacturing Agreement; otherwise such license shall be nonexclusive, non-sublicensable and non-transferable, and (ii) CMSC shall refrain from using its license to amend, revise and modify the QT Breast Scanners, including the source code(s) of software (which shall be held in escrow pursuant to the terms of a separate escrow agreement among the parties and an escrow agent (the “Escrow Agreement”)), unless the Company becomes party to an event of any bankruptcy or other insolvency proceeding (a “QTI Bankruptcy”).
If there is a QTI Bankruptcy, CMSC may use its license in accordance with the following: in the event of a QTI Bankruptcy and rejection or termination of the Canon Manufacturing Agreement in a QTI Bankruptcy, all source code(s) will be released by the escrow agent to CMSC and CMSC may exercise its rights to amend, revise and modify such source code(s) (A) to enable CMSC to manufacture (x) up to 100 QT Breast Scanners to be sold to NXC or (y) in the event that 100 QT Breast Scanners have yet to be sold to NXC by December 31, 2026, QT Breast Scanners until December 31, 2026, whichever occurs earlier, and (B) to enable CMSC and the Approved Parties until the earlier of (i) the end of the five-year lifetime of the QT Breast Scanners sold to NXC pursuant to the Amended NXC Distribution Agreement and (ii) December 31, 2031 (such earlier date, the “Maintenance Term”) to support the continuous workable operation, but not for upgrades or improvement of performance, of QT Breast Scanners that were distributed by NXC before, on, or after the Canon Manufacturing Agreement. Following the expiration of the Maintenance Term, CMSC shall return to the Company or its successor physical material released to CMSC by the escrow agent and use commercially reasonable efforts to erase electronically submitted material released to it by the escrow agent, provided, however, that CMSC shall be permitted to retain information stored on backup or archival media pursuant to bona fide security measures or for legal compliance. In the event that prior to a QTI Bankruptcy, CMSC terminates the Canon Manufacturing Agreement, other than because the Company has substantially failed to comply with any provision of the Canon Manufacturing Agreement and that such non-compliance has not been cured within thirty business days from the date of the Company’s receipt of the written notice from CMSC, in the event of a QTI Bankruptcy there shall be no release of source code(s). Furthermore, in the event that prior to a QTI Bankruptcy, CMSC terminates this agreement because the Company has substantially failed to comply with any provision of the Canon Manufacturing Agreement and that such non-compliance has not been cured within thirty business days from the date of the Company’s receipt of the written notice from CMSC and there is a subsequent QTI Bankruptcy, the usage by CMSC of the source code released to CMSC pursuant to this Article 9.3.2 shall be limited to subpart (B) set forth in the first sentence of this paragraph. Furthermore, if the Company terminates the Canon Manufacturing Agreement in the event that CMSC substantially fails to comply with any provision of the Canon Manufacturing Agreement and that such non-compliance has not been cured within thirty business days from the date of its receipt of the written notice from the Company, then there shall be no release of source code(s) to CMSC.
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

Clinical Studies
The Company has conducted or collaborated on several clinical studies to evaluate the imaging performance of the Company’s Breast Acoustic CT scanner. These include clinical studies that compared the Company’s technology with standard breast imaging modalities: full-field digital mammography (“FFDM”), digital breast tomosynthesis (“DBT”), and MRI. We highlight several of the most significant studies below, which span three related areas of performance: recall rates, diagnostic characterization, and supplemental screening.
Recall Rates:
Background: Mammography has a low positive predictive value. Overlying fibroglandular tissue can mask a cancer, especially for women with dense breasts. It can also cause summation artifacts, resulting in false-positive findings and more recalls. Studies show that mammography leads to unnecessary follow-up procedures — such as handheld ultrasound or MRIs and biopsies — leading to unnecessary patient anxiety, costs, and time. For every 1,000 screening mammograms, 150 women are called back for more tests but only three are diagnosed with cancer. Given the need to reduce unnecessary recalls, the Company evaluated the recall rates of the Company’s Breast Acoustic CT scanner compared with mammography.
Study:
1.    Bilal Malik, PhD, Elaine Iuanow, MD, and John Klock, MD. An Exploratory Multi-reader, Multi-case Study Comparing Transmission Ultrasound to Mammography on Recall Rates and Detection Rates for Breast Cancer Lesions. Academic Radiology Vol 29 – Supplement 1 S10-S18, Jan 2022; https://doi.org/10.1016/j.acra.2020.11.0.11 and https://www.academicradiology.org/article/S1076-6332(20)30646-2/fulltext. In consultation with Cytel (Cambridge, MA), the Company designed, conducted, and funded this retrospective trial.
An exploratory, multi-reader, multi-case study evaluated radiologists’ performance on lesion detections and non-cancer recall rates for the Company’s Breast Acoustic CT platform versus standard full-field digital mammography, using retrospective data from two case collection clinical trials conducted at five sites between 2006-2018. All subjects received both FFDM and QTscans within 90 days. Data were analyzed in a reader study with full factorial design involving 22 radiologists and 108 breast cases (42 normal, 39 pathologically-confirmed benign, and 27 pathologically-confirmed cancer).
This MRMC study found that the readers’ mean rate of detecting lesions of any type was 4% higher (p-value > 0.05) with QTscans compared with FFDM. The study also found that QTscans significantly decreased the mean non-cancer recall rate by 16% (p-value = 0.03) at the expense of a 2% decrease in the mean cancer recall rate (p-value > 0.05), compared with FFDM. In summary, this exploratory MRMC study indicates that QTscans improve non-cancer recall rates without substantially affecting cancer recall rates.
Diagnostic Characterization:
Background: Patients often go through follow-up procedures, such as a HHUS scan, to identify whether screening mammography (FFDM or DBT) findings are due to a cyst or solid lesion. HHUS can improve cancer detection, particularly for the peripheral regions of the breast and axilla. However, HHUS is not suitable for primary breast screening, and its 2D nature leads to a low specificity and high number of false positives. HHUS is also very operator dependent, with reproducibility issues that impact diagnostic accuracy. Thus, an alternative, more accurate, automated imaging modality is needed to distinguish between cysts and solids.
Many patients also require additional follow-up imaging, such as an MRI, to further identify and characterize lesions in order to distinguish between benign and malignant masses. For example, mass morphology (such as irregularity and circulatory), dimensions, and characteristics are commonly used to differentiate benign from malignant breast masses. Critical to diagnosis and treatment decisions, alternative breast imaging options are needed for mass characterization when an MRI is not feasible due to availability or patient contraindications.
Studies:
2.    Elain Iuanow, MD, Kathleen Smith, MBA, Nancy A. Obuchowski, PhD, Jennifer Bullen, MS, and John C. Klock, MD. Accuracy of Cyst Versus Solid Diagnosis in the Breast Using Quantitative Transmission (QT) Ultrasound. Academic Radiology Vol 24, Issue 9, Sept 2017; https://doi.org/10.1016/j.acra.2017.03.024 and https://www.academicradiology.org/article/S1076-6332(17)30207-6/fulltext. This work was performed by the Company and the Cleveland Clinical Foundation. It was supported by the Company and a grant from the National Cancer Institute R01CA138536.
A retrospective multi-reader, multi-case receiver operating characteristics study evaluated the diagnostic accuracy in determining whether a breast lesion is a cyst versus a solid, using the Company’s Breast Acoustic CT platform as an adjunct to mammography. Fourteen readers performed blinded, randomized reads with digital mammography and QTscan images — assigning both a binary classification of cyst versus solid and a confidence score (0-100; where 0 represents 0% confidence that lesion is solid or 100% that it is a cyst). A 95% bootstrap confidence interval (CI) was also computed for the readers’ mean receiver operating characteristic area, sensitivity, and specificity.
Using the readers’ binary classification of cyst or solid lesions, this MRMC study found that the mean sensitivity was 93.3% (95% CI: 83.7, 99.5) and the mean specificity was 85.8% (95% CI: 70.1, 98.5). When the readers’ confidence scores were used to distinguish a cyst versus a solid, the mean receiving operating characteristics area was 0.92 (95% CI: 0.927, 0.985). In summary, this MRMC study demonstrates that QTscans are highly accurate at diagnosing a cyst versus a solid lesion, suggesting that QTI technology can be used as an adjunct to mammography to improve specificity in breast evaluation.
3.    Maria L. Anzola, David Alberico, Joyce Yip, James Wiskin, Bilal Malik, Raluca Dinu, Belinda Curpen, Michael L. Oelze, and Gregory J. Czarnota. Quantitative Volumetric Analysis Using 3D Ultrasound Tomography for Breast Mass Characterization. Tomography 2025, 11, 111; https://doi.org/10.3390/tomography11100111 and https://www.mdpi.com/2379-139X/11/10/111. This study was conducted by the Sunnybrook Health Sciences Centre in Toronto, Canada and registered on ClinicalTrials.gov (NCT06175078). It was funded by the National Institute of Health grant RO1CA273700-01.
This prospective, single-center, observational, early validation study evaluated the use of QTscans in detecting, characterizing, and measuring the volume of breast masses in comparison to MRI. The study was conducted in a cohort of 20 female patients: 16 patients with biopsy-proven malignant breast tumors and 4 patients with biopsy-proven benign lesions. The comparative analysis between QTscans and MRI evaluated key quantifying metrics for breast mass characterization, including breast mass morphology, dimensions, and characteristics.
This study’s findings indicate some differences in lesion characterization between the two imaging modalities. Nevertheless, QTscans demonstrated good performance in identifying relatively small tumors, multiple lesions, satellite lesions, intraductal extensions, and calcifications, as well as offering valuable diagnostic insights. MRI with contrast offered a broader distribution in size classification, providing useful insight into areas for continued development and optimization for QTI technology. In summary, the study found good overall agreement between MRI and QTscans for assessing breast mass volume in most cases. These results suggest that QTscans could excel in specific diagnostic scenarios — particularly when evaluating advanced or multifocal disease — and may serve as an important alternative breast imaging option when MRI is not feasible due to availability or patient contraindications.
Supplemental Imaging:
Background: Mammography (FFDM and DBT) are the standard screening modality for breast cancer. In addition, supplemental screening with MRI is also standard for women at elevated risk of breast cancer — based on risk factors such as a personal or family history, first-degree family genetics, history of radiation to the chest before age 30, and/or having dense breasts. In the US, 40%-50% of women ages 40-74 have dense breasts, and it’s even more common for young women. Having dense breasts means that a women’s breasts have a higher portion of glands, ducts, and connective tissue compared to fatty tissue, which makes it more difficult for a mammogram to detect cancer. Although MRIs can locate breast lesions missed by mammography and in younger women, breast MRIs also have limitations. In particular, some women cannot get breast MRIs because they are allergic to the gadolinium-based contrast agents, have impaired renal function, or are pregnant or breast feeding. An alternate breast imaging modality is needed for supplemental screening, particular for women with high risk.
Studies:
4.    Yulei Jiang, PhD, Elaine Iuanow, MD, Bilal Malik, PhD, and John Klock, MD. A Multireader Multicase (MRMC) Receiver Operating Characteristic (ROC) Study Evaluating Noninferiority of Quantitative Transmission (QT) Ultrasound to Digital Breast Tomosynthesis (DBT) on Detection and Recall of Breast Lesions. Academic Radiology Volume 31, Issue 6, June 2024; https://doi.org/10.1016/j.acra.2023.12.038 and https://www.academicradiology.org/article/S1076-6332(23)00716-X/fulltext. This study was conducted by the Company and the University of Chicago. It was funded in part by the National Cancer Institute grant RO1CA138536.

This prospective, case-collection study was conducted at four clinical sites. It enrolled adult women with either normal or abnormal mammograms who received a standard clinical digital breast tomosynthesis followed by a QTscan within 90 days. The study collected and analyzed a total of 177 single-breast image cases (66 with cancer atypia or solid mass and 111 normal or with nonsolid benign abnormality). After receiving QTI training, 24 radiologists interpreted the 177 cases for QTscans first and then for DBT synthesized 2D-views two weeks later. The readers reported up to three findings per case, identifying a recall or no recall decision and confidence score of that decision for each finding. A MRMC ROC analysis was performed to test for the noninferiority of QTscans to DBT. The sensitivity and specificity were estimated from the readers’ call-back versus no call-back decisions.
This MRMC ROC study demonstrated that the Company’s Breast Acoustic CT scanner is noninferior to DBT in terms of ROC analysis and the Area Under the Curve (mean AUC for QTscan of 0.746 vs. 0.700 for DBT; p-value < 0.05). While sensitivity slightly decreased for QTscans (70.6% for QTscans vs. 85.2% for DBT), specificity improved significantly (60.1% for QTscans vs. 37.2% for DBT). The study also showed the recall rate of benign cysts improved substantially. In summary, this MRMC observer performance study demonstrates that QTscans improve recall and lesion detection with higher specificity and less false positives compared with DBT, suggesting QTI technology’s potential as a supplemental imaging tool, particularly for women too young to undergo mammography.
5.    Zohaib Lakhani MD, Chidi Nwachukwu MD, Francisco Maldonado MD, Gina Hesley MD, Tiffany Sae-Kho MD, Sharmilla Giri MS, Nicolas Larson MS PhD, Matthew Urban PhD, Taylor Pierson RT(R)(M)(BS), and Christine Lee MD PhD. Comparison of Quantitative Transmission Imaging and MRI for High-Risk Screening of Breast Cancer: A Pilot Study. Conference Abstract. This study was conducted by Mayo Clinic in Rochester, MN (CLS-20587117) and registered at Mayo Clinic (https://www.mayo.edu/research/clinical-trials/cls-20587117) and ClinicalTrials.gov (NCT07216274).
This prospective pilot study evaluated the effectiveness of QTscans compared with MRI as a supplemental screening tool for patients with a high risk of breast cancer. The study enrolled 26 women with an elevated lifetime risk of breast cancer (>20%) from July to October, 2025. All patients underwent a bilateral breast MRI and QTscan, where the QTscan was performed within 30 days of the MRI. Images of both modalities were independently interpreted by four breast radiologists with 2-24 years of experience. For each finding, the radiologists recorded imaging characteristics, size, and location and assigned a Breast Imaging Reporting and Data System (BI-RADS) score. Agreement between paired MRI and QTscan BI-RADS scores was evaluated for the ordinal (BI-RADS 1-5) and the binary categories of negative (BI-RADS 1-2) or positive (BI-RADS 3-5).
In this study, the radiologists recorded up to three imaging findings per breast with a total of 104 breast images analyzed for the entire cohort of 26 patients. Across both imaging modalities, 71/104 breast images had no findings, 30/104 had one finding, and 3/104 had two findings. The study found exact BI-RADS agreement between QTscan and MRI in 34/52 breasts (65%), with a weighted Cohen’s kappa of 0.28 (-0.093, 0.594). It observed binary agreement in 47/52 breasts (90%) with unweighted Cohen’s kappa of 0.23 (-0.083, 0.781). One BI-RADS 4 MRI finding with benign pathology on biopsy was classified as BI-RADS 3 on a QTscan. In summary, this pilot study demonstrated that the high absolute agreement between MRI and QTscans, suggesting their comparable effectiveness in identifying positive findings.
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
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.
510(k) Clearance Marketing Pathway
The current QT Breast Scanner is a Class II device, and the Company expects products under development such as the QT Infant Scanner and the QT Orthopedic Scanner will also be Class II devices subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, the Company must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device), and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. For fiscal year 2025, the small business user fee for a 510(k) premarket notification application is $9,280. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.
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
The Company’s manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file and complaint files. As a manufacturer, the Company will be subject to periodic scheduled or unscheduled inspections by the FDA. The Company’s failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, the Company’s manufacturing operations and the recall or seizure of its products, which would have a material adverse effect on the Company’s business. The discovery of previously unknown problems with any of the Company’s products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
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
Healthcare Regulatory Laws
Within the U.S., the Company’s products and its customers will be subject to extensive regulation by a wide range of federal and state agencies that govern business practices in the medical device industry. These laws include federal and state anti-kickback, fraud and abuse, false claims, transparency and anti-corruption statutes and regulations. Internationally, other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.
U.S. federal healthcare fraud and abuse laws will generally apply to the Company’s activities, among other reasons because the Company expects that its products will be covered under federal healthcare programs such as Medicare and Medicaid. The U.S. federal healthcare program Anti-Kickback Statute (the “Anti-Kickback Statute”) is particularly relevant because of its broad applicability. Specifically, the Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for, or to induce, either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Almost any financial interaction with a healthcare provider, patient or customer will implicate the Anti-Kickback Statute. Statutory exceptions and regulatory safe harbors protect certain interactions if specific requirements are met. However, only those interactions that represent fair market value exchanges generally are protected by a safe harbor or exception. The government can exercise enforcement discretion in taking action against unprotected activities. Further, a person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Penalties for Anti-Kickback Statute violations may include both criminal penalties such as imprisonment and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Exclusion would mean that diagnostic tests using the Company’s products would no longer be eligible for reimbursement under federal healthcare programs.
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
Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of medical device and pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers, require pharmaceutical and medical device companies to comply with voluntary compliance standards issued by industry associations and the relevant compliance guidance promulgated by the U.S. federal government and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Manufacturers must adopt reasonable interpretations of requirements if there is ambiguity and those interpretations could be challenged. Given the lack of clarity in laws and their implementation, the Company’s activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
Healthcare Reform
In the U.S. and certain foreign jurisdictions, there have been, and the Company expects there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA imposed, among other things, a new federal excise tax on the sale of certain medical devices, which, through a series of legislative amendments, was suspended, effective January 1, 2016, and subsequently repealed altogether on December 20, 2019, provided incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and the Company expects there will be additional challenges and amendments to the ACA in the future.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and the Company expects there will be additional challenges and amendments to the ACA in the future. By way of example, in 2017, Congress enacted the Tax Cuts and Jobs Act (the “TCJA”), which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. However, the decision of the U.S. Court of Appeals for the 5th Circuit was appealed to the U.S. Supreme Court. On June 17, 2021, the U.S. Supreme Court held that the states that initially commenced the challenge to the ACA didn’t have standing to challenge the law, effectively ending this challenge. But it remains possible that future challenges to the ACA may be brought, and it is unclear how any future decisions and other efforts to repeal and replace the ACA will impact the ACA.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. The Company believes the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services.
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
In addition, certain state and non-U.S. laws, such as the European Union’s General Data Protection Regulation (2016/679) (“GDPR”), govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, are also subject to certain HIPAA privacy and security standards. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact the Company’s expected processing of personal information depending on the context. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The State of Israel has also implemented data protection laws and regulations, including the Israeli Protection of Privacy Law of 1981.
Foreign Regulation
As the Company plans to market and deploy the QT Breast Scanner and products under development broadly across the globe, the Company will be subject to regulations applicable to medical and radiation-emitting devices in the jurisdictions in which the Company operates, which regulations vary among countries. While some countries’ regulations may not impose barriers to marketing and selling the Company’s products or only require certain notification, others may require that the Company obtains the clearance, registration or approval of a specified regulatory body. The process for obtaining such clearance, registration or approvals may involve additional testing and time. Furthermore, complying with foreign regulatory requirements can be expensive and time-consuming, and the Company will need to seek for regulatory clearances or approvals in each country in which the Company plans to market the Company’s products. In addition, depending on the country, if the Company modifies the Company’s products, the Company may need to apply for additional regulatory clearances or approvals before the Company is permitted to sell the modified product. Also, for maintaining the Company’s authorizations in a particular country, the Company will need to continue meeting quality and safety standards required in such country. The Company may seek additional regulatory approvals outside of the U.S. but as of the date of this registration statement/prospectus, the Company does not have sufficient information to determine when, if ever, the Company will receive regulatory approval from any other jurisdictions.
Following entry into the Gulf Medical Distribution Agreement, the Company has also begun the regulatory approval process with the Saudi FDA (“SFDA”), and is doing the same with the United Arab Emirates FDA (“MOHAP”), which has been given in March 2026. The Company also intends to do the same in the European Union in 2026 to obtain a CE Mark.
Finally, while regulatory clearance or approval by the FDA does not ensure registration, clearance or approval by regulatory authorities in other countries, registration or regulatory clearance or approval in one country, or denial thereof, may have effects on the regulatory process in others.
Intellectual Property, Patents & Trademarks
QT Imaging has multiple U.S., PCT, and European patents and patent applications and 4 registered U.S. trademarks. QT Imaging does not disclose its proprietary reconstruction algorithm technology. The details regarding this intellectual property is shown below.
The table below shows our utility patents and utility patent applications:

JURISDICTION	NUMBER	TITLE	DATE FILED	DATE GRANTED	EXPIRATION DATE	OWNER
US	US8827 908B2	APPARATUS FOR ULTRASOUND IMAGING	6/30/2011	9/9/2014	6/29/2032	QT Imaging, Inc. and Esaote SpA
US	US9392 994B2	APPARATUS AND METHOD FOR ULTRASOUND IMAGING WITH CONTRAST AGENTS	4/5/2011	7/19/2016	11/19/2034	QT Imaging, Inc. and Esaote SpA
US	US7771 360B2	BREAST SCANNING SYSTEM	4/8/2004	8/10/2010	6/10/2029	QT Imaging, Inc.
US	US8366 617B2	BREAST SCANNING SYSTEM	5/14/2008	2/5/2013	11/18/2031	QT Imaging, Inc.
US	US7699 783B2	METHOD FOR IMAGING AND TREATING A BREAST	6/15/2005	4/20/2010	1/23/2027	QT Imaging, Inc.
EP DE FR GB	EP1765 176B1	METHOD OF IMAGING AND APPARATUS FOR IMAGING AND TREATING A BREAST	6/16/2005	12/19/2012	6/16/2025	QT Imaging, Inc.
EP DE FR GB ES IT NL	EP2148 612B1	BREAST SCANNING SYSTEM	5/14/2008	1/6/2021	5/14/2028	QT Imaging, Inc.
US	US1076 5402B2	AUTOMATIC LATERALITY IDENTIFICATION FOR ULTRASOUND TOMOGRAPHY SYSTEMS	11/23/2016	9/8/2020	12/1/2038	QT Imaging, Inc.
US	US8246 543B2	IMAGING METHOD UTILIZING ATTENUATION AND SPEED PARAMETERS IN INVERSE SCATTERING TECHNIQUES	5/14/2008	8/21/2012	3/8/2031	QT Imaging, Inc.
EP	EP3843 627A4	APPLICATION OF MACHINE LEARNING TO ITERATIVE AND MULTIMODALITY IMAGE RECONSTRUCTION	8/30/2019	PENDING		QT Imaging, Inc.
US	US1117 0544B2	APPLICATION OF MACHINE LEARNING TO ITERATIVE AND MULTIMODALITY IMAGE RECONSTRUCTION	8/30/2019	11/9/2021	8/30/2039	QT Imaging, Inc.
US	US1043 3818B2	COLOR CODING AN IMAGE FOR IDENTIFYING ANATOMY USING QUANTITATIVE TRANSMISSION ULTRASOUND TOMOGRAPHY	12/8/2017	10/8/2019	6/12/2038	QT Imaging, Inc.
US	18/888,547	MEDICAL IMAGING TECHNIQUES INCLUDING ADAPTIVE RECONSTRUCTION	9/18/2024	PENDING		QT Imaging, Inc.
PCT	US2025/47006	MEDICAL IMAGING TECHNIQUES INCLUDING ADAPTIVE RECONSTRUCTION	9/18/2025	PENDING		QT Imaging, Inc.
US	18/955,499	EVALUATION OF TOPOLOGICAL COMPLEXITY AND GENERATION OF QUANTITATIVE MARKERS IN MEDICAL IMAGES	11/21/2024	PENDING		QT Imaging, Inc.
PCT	US2025/56419	EVALUATION OF TOPOLOGICAL COMPLEXITY AND GENERATION OF QUANTITATIVE MARKERS IN MEDICAL IMAGES	11/20/2025	PENDING		QT Imaging, Inc.

JURISDICTION	NUMBER	TITLE	DATE FILED	DATE GRANTED	EXPIRATION DATE	OWNER
US	19/051,161	TILTED TRANSMITTER WITH ADDITIONAL K-SPACE COVERAGE	2/11/2025	PENDING		QT Imaging, Inc.
PCT	US2026/14963	IMAGING SYSTEMS HAVING A REFLECTIONS ARRAY WITH VARIABLE POTITION AND DIMENSION	2/11/2026	PENDING		QT Imaging, Inc.
PCT	US2026/14962	ADAPTABLE C-SHAPED SCAN HEAD WITH MEMBRANE-DEFINED VARIABLE APERTURE	2/11/2026	PENDING		QT Imaging, Inc.
PCT	US2026/14961	IMAGING APPARATUS AND METHODS USING A MEMBRANE-DEFINED VARIABLE APERTURE WITH PARTIAL AND SYNTHETIC ROTATION	2/11/2026	PENDING		QT Imaging, Inc.
The table below shows our registered U.S. trademarks and trademark applications.

TRADEMARKS	SERIAL NO	REGISTRATION	FILING DATE	Published for Opposition	Registration date
QTVIEWER	5586707	87067439	6/10/2016	5/16/2017	10/16/2018	QT Imaging, Inc.
QTSCAN	87129339	5851942	8/5/2016	5/23/2017	9/3/2019	QT Imaging, Inc.
QTBREASTHEALTH	88059928	5991966	7/31/2018	9/24/2019	2/18/2020	QT Imaging, Inc.
VOLOGRAPHY	90329042	7183396	11/19/2020	6/8/2021	10/3/2023	QT Imaging, Inc.
QT IMAGING	98800489	In the publication period	10/14/2024			QT Imaging, Inc.
Breast Acoustic CT	98414186	In the publication period	2/21/2024			QT Imaging, Inc.
Breast ACT	98414157	In the publication period	2/21/2024			QT Imaging, Inc.
The Company is monitoring research laboratories, commercial companies or universities developing ultra-low frequency transmitted sound imaging using inverse scattering image reconstruction. Therefore, the Company believes that its patent and proprietary position is currently substantial and a very valuable asset.
Employees
As of December 31, 2025, the Company had 32 employees, of which 25 work in research, development, manufacturing, regulatory and operations, and 7 work in general and administrative capacities. In addition, 31 are full-time employees and 27 employees are located in Novato, CA. None of QT Imaging’s employees are represented by a labor union or are subject to a collective bargaining agreement.
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
We have a limited operating history and only a preliminary and unproven business plan upon which investors may evaluate our prospects. We have demonstrated the commercial viability of our breast imaging platform at scales of tens of scanners but not yet demonstrated the commercial viability on larger scales. The QT Breast Scanner is deployed at facilities in the United States and abroad. Even if we are able to do so, we may not be able to manufacture the QT Breast Scanner device at the costs needed to support our business model. Even if we are able to commercialize some of our products or product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to increase adoption of our products, expand existing relationships, obtain regulatory approvals for our product candidates, conduct clinical studies on our existing and planned product candidates and develop new product candidates or add new features to our existing products. There is no assurance that our distribution partners will succeed in selling and servicing devices in sufficient volumes to help the company meet its business plan, revenue objectives or profitability.
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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $53.0 million and $31.9 million, respectively. For the years ended December 31, 2025 and 2024, we incurred net losses attributable to the Company of approximately $21.1 million and $9.0 million, respectively. For the years ended December 31, 2025 and 2024, we used cash in operations of $9.0 million and $10.0 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.
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
We have a limited operating history of two years as a public company, and limited market adoption our breast-imaging technology, the QT Breast Scanner or any other product using our 3D transmission ultrasound technology. We may fail to generate significant interest in the QT Breast Scanner, or other imaging products using our technology. These and other factors, including the following, may affect the rate and level of market acceptance:
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
•the changing and volatile U.S. and global economic environments;
•timing of market introduction of competing products, and the sales and marketing initiatives of such products;
•press and blog coverage, social media coverage, and other publicity and public relations factors by others; and
•lack of financing or other resources to successfully develop and commercialize our technology and implement our business plan.
The technology underlying the QT Breast Scanner may be perceived as inferior or inaccurate and patients may be unwilling to undergo medical screening using the QT Breast Scanner or other products under development using our technology. Moreover, patients and medical professionals may be unwilling to depart from the current medical imaging technology. Medical professionals tend to be slow to change their medical diagnostic practices because of perceived liability risks arising from the use of new technology or products, and they may not recommend medical imaging using the QT Breast Scanner or other products under development using our technology until there is long-term clinical evidence to convince them to alter or modify their existing imaging methods. Our efforts to educate patients, radiologists and other members of the medical community on the benefits of our products require significant resources and may not be successful. Our efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors. In the event that the QT Breast Scanner or other products under development using our technology are the subject of guidelines, clinical studies or scientific publications that are unfavorable or damaging, or otherwise call into question their benefits, we may have difficulty in convincing market participants to adopt our products. In addition, payors may not adopt or reimburse the use of the QT Breast Scanner or products under development in the near term or at all. Among other things, we need radiologists or other medical professionals to be trained to read the images that the QT Breast Scanner generates, and there are a limited number of such professionals currently trained and even fewer who are capable of providing such training. If we are unable to have a sufficient number of trained readers, then clinics will be less likely to purchase QT Breast Scanners as they will have difficulty using them to provide services to patients.
If we are unable to achieve or maintain an adequate level of market acceptance, we may not generate significant revenue or become profitable and our business, financial condition, results of operations and prospects would be significantly harmed.

The success of our business model is subject to numerous risks and uncertainties.
We expect sales to hospitals, academic medical centers, cancer centers, and imaging centers to be our primary end customers. We may not be successful in achieving these goals for various reasons, including:
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
The loan agreement with Lynrock Lake Master Fund LP (“Lynrock Lake”) and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•create liens on certain assets;
•incur additional debt;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•sell certain assets.
Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our secured credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit facility could trigger a cross default under agreements governing any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. In February 2026, we obtained waivers from Lynrock Lake in connection with non-compliance to certain of our debt covenants related to information reporting during the first three quarters of 2025. If we experience a default under our secured credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.
We are highly dependent on the successful development, marketing and sale of our breast imaging device and on other products and product candidates which are still in the development stage.
Our breast imaging technology is the basis of our business. The QT Breast Scanner is currently deployed in a limited number of cancer and other health centers, and is undergoing field testing and broad acceptance is uncertain. As a result, the success of our business plan is highly dependent on acceptance of our products, and on our ability to develop, manufacture and commercialize the technology and related products and services and our failure to do so could cause our business to fail. As part of our effort to build the sales and marketing capabilities of the Company, on May 31, 2023, the Company entered into the NXC Sales Agent Agreement, pursuant to which the Company appointed NXC as the non-exclusive agent for the sale of the Company products and services in non-exclusive territories: the U.S., U.S. territories, and U.S. Department of Defense installations. Subsequently, effective June 10, 2024, we replaced the NXC Sales Agent Agreement with the NXC Distribution Agreement, and since then, on December 11, 2024, we and NXC entered into the Amended NXC Distribution Agreement, which we further amended on March 28, 2025. Under the terms of the Amended NXC Distribution Agreement, NXC shall provide us with a forecast of the anticipated purchases of QT Breast Scanners during the subsequent twelve month period. The Amended NXC Distribution Agreement further provides that the forecast for 2026 shall be no less than the MOQs set forth in an exhibit to the Amended NXC Distribution Agreement, by quarter and by year. Furthermore, all purchase orders from NXC shall be for no less than the MOQs, which NXC must order on the quarterly and annual basis as set forth in an exhibit to the Amended NXC Distribution Agreement.
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
On October 31, 2018, the FDA granted the Company’s Breakthrough Device designation request (Q181785) for the QT Breast Scanner. Unlike traditional breast imaging modalities, the QT Breast Scanner has no radiation, no injections, and no compression, potentially offering new opportunities for earlier and more frequent screening for young women at high risk for breast cancer who have no available FDA-cleared screening options. The Company has the following regulatory clearances:
•“The QT Breast Scanner is for use as an ultrasonic imaging system to provide reflection-mode and transmission-mode images of a patient’s breast. The QT Breast Scanner software also calculates the breast fibroglandular volume and total breast volume. The device is not intended to be used as a replacement for screening mammography”—FDA 510(k) K162372 and K220933
•“The QT Breast Scanner Model 2000A satisfies the requirements of the Certification Mark of the ECM [CE Mark Certification of the European Union]—No. 0P210730.QTUTQ02”
The Company has initiated engagement with the FDA to determine the most appropriate regulatory pathway for its premarket submission and to align on the clinical studies necessary to support such submission. The regulatory review process is inherently iterative, and the FDA may provide additional feedback requiring modifications or further evidence in response to the Company's initial submission. There can be no assurance that the Company will obtain the necessary regulatory clearances or approvals in a timely or cost-effective manner, or at all. The process of seeking FDA clearance or approval is resource-intensive, time-consuming, and subject to significant uncertainty. Delays, unexpected costs, or failure to obtain such regulatory authorizations could materially and adversely affect the Company's ability to commercialize its technology and generate revenue. Furthermore, even if regulatory clearance or approval is obtained, the Company’s products will remain subject to extensive post-market regulatory requirements, including compliance with quality system regulations, post-market surveillance, and reporting obligations. Any failure to comply with these requirements, or the identification of previously unknown issues related to the approved product, manufacturing processes, or manufacturers, could result in administrative or judicial enforcement actions by regulatory authorities, including but not limited to warning letters, fines, injunctions, product recalls, market withdrawal, or civil and criminal penalties. Even if the products containing our technology receive the required regulatory clearance or approval, such products will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities (as described below), or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions. Even if we obtain FDA approval of our product candidates, or new indications for our products, market acceptance of our products in the healthcare community, including physicians, patients and third-party payors will depend on many factors, including, without limitation: our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost-effectiveness of, and patient benefits from, our products and product candidates; whether our products and product candidates are included on insurance coverage plans; the willingness and ability of patients and the healthcare community to adopt new technologies; the pricing and reimbursement of our products relative to other products; and the marketing and distribution support for our products and product candidates.

Following entry into the Gulf Medical Distribution Agreement, the Company has also begun the regulatory approval process with the SFDA, and has done the same with the MOHAP, from which the Company received approval on March 17, 2026. The Company also intends to do the same in the European Union in 2026 to obtain a CE Mark.

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
We expect to depend on third parties to manufacture a portion of the QT Breast Scanners that we sell and products under development and to supply certain component parts. Our reliance on third-party manufacturers and suppliers involves certain risks that may result in, among others, increased costs, quality or compliance issues, or failure to timely manufacture the QT Breast Scanner and products under development, any of which could materially harm our business.
If cleared, we expect to rely on third-party suppliers for the commercial production of the QT Breast Scanner and products under development. Our current ability to successfully produce the QT Breast Scanner is limited and if our attempts at commercialization and deployment are successful, we will need the resources of well-established contract manufacturers to manufacture the QT Breast Scanner and products under development at scale. We have entered into the Canon Manufacturing Agreement with CMSC for the manufacture of the QT Breast Scanner in Japan but production under that agreement has been limited to date. In addition, we are dependent on a number of key suppliers for components and sub-assemblies to be able to successfully manufacture the QT Breast Scanner and products under development in limited quantities, and any disruption in the supply of these components and sub-assemblies will have a material impact on our business. Our dependence on such third-party manufacturers and suppliers involves a number of risks, including:
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
We conduct business in the Kingdom of Saudi Arabia and the UAE and military conflicts and geopolitical instability in the Middle East, including U.S. and Israeli military actions against Iran, could disrupt global markets and adversely affect our business and finances.
Armed conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran launched on February 28, 2026, pose risks to the global economy and to our business, particularly as we have distribution arrangements in the Kingdom of Saudi Arabia and the UAE. Iran has retaliated across the Gulf region, including attacks against targets in Qatar, the UAE, Kuwait, Bahrain and the Kingdom of Saudi Arabia. A significant escalation of hostilities in this or other global conflicts may have a material adverse impact on our business. The current military conflict may affect our ability to continue our projects in these regions due to lack of resources, local support, and safety for the workers of our distribution partners. Any disruption to our ability to distribute our products to this region will likely result in an impact on our finances. Furthermore, although the length and impact of the ongoing conflict is in the Middle East is highly unpredictable, it could lead to global market disruptions. The escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by the United States, NATO (or member countries), the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. For example, any disruption to the flow of oil through the Strait of Hormuz or other critical shipping lanes, could result in a rapid and sustained increase in global oil and energy prices, which would increase transportation and logistics costs and the cost of petroleum-based production materials. Higher energy and fuel prices would also be disruptive for the global economy and our end user customers. In addition, an escalation of military action in the Middle East could disrupt global shipping routes, increase transit times and freight costs, and create broader supply chain bottlenecks similar to those experienced during prior periods of global disruption. Any macroeconomic deterioration resulting from an escalation in Middle Eastern hostilities could compound the existing challenges facing our business and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
The extent and duration of the ongoing conflict, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, to the extent that we have material operations or assets in a conflict zone, they may be materially adversely affected.
If in the future we are approved for and are otherwise able to commercialize any of our products or services, but are unable to obtain adequate reimbursement or insurance coverage from third-party payors, we may not be able to generate significant revenue, in which case we may need to obtain additional financing.
Coding and coverage determinations as well as reimbursement levels and conditions are important to the commercial success of an imaging product or offering. The Company achieved approval of a new Category III CPT code, X579T, for 3D quantitative transmission volumetric ultrasound tomography of the breast from the AMA. This code recognizes the distinct clinical service enabled by the Company’s Breast Acoustic CT system’s radiation-free, compression-free, 3D breast imaging platform, and becomes effective January 1, 2027. The future availability of insurance coverage and reimbursement for newly approved medical devices is highly uncertain, and our future business will be greatly impacted by the level of reimbursement provided by third-party payors. In the United States, third-party payors decide which imaging products and services they will cover, how much they will pay and whether they will continue reimbursement. Third-party payors may not cover or provide adequate reimbursement for imaging services using the QT Breast Scanner and our products under development, assuming we are able to fully develop and obtain all regulatory approvals and clearances to market it in the United States or other geographies. To date, we have not had any discussions with any third-party payors, including any regulatory agencies administering any government funded healthcare programs, regarding the coding, coverage or reimbursement for imaging services using the QT Breast Scanner or other products under development. Accordingly, unless government and other third-party payors provide coverage and reimbursement for the use of our products and services, patients may not use them, which would cause investors to lose their entire investment. A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and services. Reimbursement may not be available, or continue to be available, for imaging services using the QT Breast Scanner, our SaaS Cloud Platform, other products under development or any other products we may develop in the future. Even if reimbursement is available, such reimbursement may not be adequate. We also will be subject to foreign reimbursement policies in the international markets we expect to enter. Decisions by health insurers or other third-party payors in these markets not to cover, or to discontinue reimbursing, our products could materially and adversely affect our business. If such decisions are made, they could also have a negative impact on our ability to generate revenues, in which case we may need to obtain additional financing.
Recent changes in the United States related to payment policies for imaging procedures could have a negative impact on the utilization of our imaging services.
In the United States, over the past several years, the CMS, the federal agency responsible for administering the Medicare program, has implemented numerous changes to payment policies for imaging procedures in both the hospital setting and non-hospital settings, which include physician offices and freestanding imaging facilities. Some of these changes have had a negative impact on utilization of imaging services. Examples of these changes include:
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
We also expect increased regulation and oversight of advanced diagnostic testing. One provision in the Protecting Access to Medicare Act requires CMS to develop AUC that professionals must consult when ordering advanced diagnostic imaging services MRI, CT, nuclear medicine (including position emission tomography) and other advanced diagnostic imaging services that the Secretary of HHS may specify. Beginning in 2020, payment will be made to the furnishing professional for an applicable advanced diagnostic imaging service only if the claim indicates that the ordering professional consulted a qualified clinical decision support mechanism, as identified by HHS, as to whether the ordered service adheres to the applicable AUC. To the extent that these types of changes have the effect of reducing the aggregate number of diagnostic medical imaging procedures performed in the United States, our business, results of operations, financial condition and cash flows would be adversely affected.
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
We have entered into certain key distribution agreements, and expect to enter into additional, key supplier and distribution agreements with respect to the research, development, manufacture and commercialization of our technology with different relevant industry participants, including, among others, manufacturers of sub-assemblies and boards, cloud storage providers, distribution partners engaged in selling, marketing and servicing our products in their respective countries, and others as we develop our products including integrators, radiologists, cloud storage and third-party payors. See “The Company’s Business—Key Agreements.” We refer to these third parties that we have agreements with or engage with for future potential agreements as collaborators. For a discussion of the Company’s Approved Supplier List and engagements with suppliers, see “Business — Manufacturing.” Any future potential relationships with collaborators may require us to rely on external consultants, advisors, and experts for assistance in several key functions, including research and development, manufacturing, regulatory and intellectual property. We cannot and will not control these third parties, but we may rely on them to achieve results, which may be significant to us. Relying upon these collaborative arrangements for our technology subjects us to a number of risks, including:
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
Disruption to the global economy could also result in a number of follow-on effects on our business, including a possible slow–down resulting from lower customer expenditures; inability of customers to pay for products, solutions or services on time, if at all; more restrictive export regulations which could limit our potential customer base; negative impact on our liquidity, financial condition and share price, which may impact our ability to raise capital in the market, obtain financing and secure other sources of funding in the future on terms favorable to us.
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
Our marketing efforts, including any social media marketing efforts that we may implement in the future, may expose us to additional regulatory scrutiny, including from the FTC and other consumer protection agencies and regulators.
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
The Company cannot be certain that it will be successful in meeting and continuing to meet the requirements to market a medical device in the EEA under the new regulatory framework called the MDR. The MDR went into force in May 2017 but allowed a three-year transition period until May 2020 for Member States, regulatory authorities, and medical device stakeholders to come into compliance with the new requirements. A one-year delay of the compliance date of the MDR was implemented in response to the COVID-19 pandemic, and the directive entered into application on May 26, 2021. Compared to the earlier regulatory framework of Medical Device Directive, the MDR promotes a shift from the pre-approval stage (i.e., the path to CE Marking) to a life-cycle approach and places greater emphasis on clinical data and clinical evaluations to assure the safety and performance of new medical devices. Moreover, the MDR includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the European Union, and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.
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

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by HITECH, and their respective implementing regulations impose obligations, including mandatory contractual terms, on covered healthcare providers, health plans, as well as their business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. The Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report to the federal government payments and transfers of value that they make to physicians and teaching hospitals, certain other healthcare professionals beginning in 2022, group purchasing organizations, and ownership interests held by physicians and their families, and provides for public disclosures of these data. Manufacturers are required to submit annual reports to the government and failure to do so may result in civil monetary penalties for all payments, transfers of value and ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws and regulations.
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
We may also face headwinds with limitations on the use of data in current customer contracts. We are currently evaluating those limitations and may need to renegotiate current contracts and negotiate future contracts to allow broader use of data to launch this initiative. Also, healthcare regulations concerning personal health information, including but not limited to HIPAA, HITECH, 42 CFR Part II, and their State law equivalents such as the CCPA, as recently amended and expanded by the California Privacy Rights Act (the “CPRA”), could have a significant effect on the manner in which we must handle healthcare related data, and the costs of complying with such standards could be significant.
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
On April 5, 2017, the European Parliament passed the MDR (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.
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
Risks Related to Our Ownership of Common Stock and Other Securities
The price of shares of common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
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
The Company has registered in a resale registration statement on Form S-1 declared effective by the SEC on May 22, 2024, securities held by certain stockholders of the Company which have the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of a registration statement that we entered into with GigAcquisitions5 and certain other security holders of GigCapital5 and QT Imaging (the “GigCapital5 Registration Rights Agreement”). The Company has also registered in a resale registration statement on Form S-1 declared effective by the SEC on February 5, 2025, the securities sold in the private placement conducted in November 2024 as the purchasers received the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act, pursuant to the terms of a registration statement that we entered into (“PIPE Registration Rights Agreement”). We have also registered in a resale registration statement on Form S-1 declared effective by the SEC on December 31, 2025 additional securities of the Company, including those issued in further private placements conducted during 2025, as well as warrants that we have issued during 2025. The sale of a large number of shares by these stockholders, or the sale of shares by warrant holders following the exercise of these warrants, could cause the prevailing market price of shares of our common stock to decline. Significant sales of shares of our common stock may have negative pressure on the public trading price of our common stock.
The shares already registered for resale currently represent over 50% of the total number of shares outstanding, based on the number of shares of common stock outstanding as of March 24, 2026. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on March 24, 2026, certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors who acquired shares during the GigCapital5 initial public offering. For example, members of our founding stockholder, GigAcquisitions5, who received a distribution of shares from GigAcquisitions5 for which there is an effective resale registration statement, have a cost basis in up to 1,911,696 shares of common stock that were acquired at an effective purchase price of $0.0130776 per share, and, therefore, based on the closing price of the common stock, could earn an aggregate profit of approximately $12,534,842 million from the resale of such shares based upon the closing stock price on March 24, 2025.
To the extent that the selling securityholders under any of our registration statements on Form S-1 sell their shares or are perceived by the market as intending to sell them, the market price of shares of common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.
On October 3, 2025, we issued the pre-funded warrants (the “Pre-Funded Warrants”), which are exercisable for 1,808,055 shares at an exercise price of $0.0003 per share. In addition, the Company has other warrants that in the aggregate are exercisable for 34,306,749 shares of common stock at various exercise prices ranging from $1.20 per share to $6.90 per share. This includes the warrant that we issued to Lynrock Lake in connection with our loan agreement with Lynrock Lake (the “Lynrock Lake Warrant”), which is exercisable for 20,333,623 shares of common stock at an exercise price of $1.20 per share, but may be exercised on a “cashless basis.”
In addition, the shares of common stock that will be issued upon exercise of stock options already granted pursuant to the terms of, or those shares of common stock reserved for future issuance under the 2024 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans and may in the future file additional registration statements on Form S-8. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
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
In addition, the outstanding Lynrock Lake Warrant, which is exercisable for 20,333,623 shares of common stock, is exercisable on a “cashless basis.”
There is no guarantee that the public and private warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.
The exercise price for the public and private warrants is $6.90 per share of common stock. There is no guarantee that the public and private warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
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
Our private warrants and our public warrants issued as part of GigCapital5’s IPO are exercisable for one share of common stock at $6.90 per share. In addition, we have issued warrants in various private placements and in connection with the issuance of debt. In November 2024, we issued warrants in a private placement (the “November 2024 PIPE Warrants”) that have an exercise price of $2.016 per share. The Lynrock Lake Warrant has an exercise price of $1.20 per share. The warrants with a term of ten years from the initial exercise date for the purchase of 523,286 shares of common stock that we issued on April 9, 2025 (the “Ten Year Common Warrants”) have an exercise price of $2.16 per share. The warrant with a term of five years from the initial exercise date to purchase up to an additional 68,447 shares of common stock that we issued on May 12, 2025 (the “Recanati Warrant”) has an exercise price of $3.36 per share, the warrants for the purchase of 2,232,243 shares of common stock that we issued on October 3, 2025 pursuant to the terms and conditions of the Securities Purchase Agreement, dated September 30, 2025, (the “Subscription Warrants”) have an exercise price of $4.50 per share, the Pre-Funded Warrants have an exercise price of $0.0003 per share, and the warrants with term of ten years from the initial exercise date for the purchase of 48,214 shares of common stock (the “January 2026 Warrant” and together with the warrants subject to the Warrant Agreement (the “Warrant Agreement Warrants”), the Lynrock Lake Warrant, the November 2024 PIPE Warrants, the Ten Year Common Warrants, the Recanati Warrant, the Pre-Funded Warrants and the Subscription Warrants, the “Warrants”) have an exercise price of $6.43 per share. The additional shares of common stock issued upon exercise of the Warrants will result in dilution to the then existing holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock.

We have no obligation to net cash settle the warrants other than the Lynrock Lake Warrant
In no event will we have any obligation to net cash settle the warrants other than the warrants issued to Lynrock Lake. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the public and private warrants upon exercise of those warrants. Accordingly, those warrants may expire worthless.
Our warrants will become, exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
The Warrant Agreement Warrants, consisting of outstanding public warrants to purchase an aggregate of 7,882,807 shares of common stock are exercisable in accordance with the terms of the Warrant Agreement entered into in September 2021 governing those securities, as well as our private warrants and working capital warrants to purchase an aggregate of up to 296,445 shares of common stock, at an exercise price of $6.90 per share. Collectively, the Warrants are exercisable for a total of 34,306,749 shares of common stock, and in addition to the Warrant Agreement Warrants with an exercise price of $6.90, the other Warrants have exercise prices ranging from $0.0003 per share for the Pre-Funded Warrants to $6.43 per share for the January 2026 Warrant. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of common stock. However, there is no guarantee that the warrants will ever be in-the-money prior to their expiration. As such, the warrants may expire worthless.
Certain of the Company’s warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the common stock.
As of December 31, 2025, an aggregate of 889,364 private warrants and working capital warrants that are Warrant Agreement Warrants, which following the 3:1 reverse stock split that occurred on October 23, 2025 (the “Reverse Stock Split”) were exercisable for 296,445 shares of common stock, were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the private warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
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
We have no direct operations and no significant assets other than its ownership of QT Imaging, Inc. We depend on QT Imaging, Inc. for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of QT Imaging, Inc. may limit our ability to obtain cash from QT Imaging, Inc. The earnings from, or other available assets of, QT Imaging, Inc. may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on the common stock or satisfy its other financial obligations.
Our ability to make distributions, loans and other payments for the purposes described above and for any other purpose may be limited by credit agreements to which the Company is party from time to time, including the existing credit agreement with Lynrock Lake (the “Lynrock Lake Credit Agreement”), and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to QT Imaging, Inc. from the Company will be permitted only to the extent there is an applicable exception to the investment covenants under this loan agreement. Similarly, any dividends, distributions or similar payments to QT Imaging, Inc. from the Company will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under this loan agreement.
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
Our Board of Directors is primarily responsible for overseeing and governing our cybersecurity risk management program. The Audit Committee of our Board of Directors is responsible for overseeing management’s processes for identifying and mitigating risks that affect our operations, including cybersecurity risks. Senior leadership regularly briefs the full Board of Directors on our cybersecurity and information security posture and the Audit Committee is to be apprised of cybersecurity incidents deemed to pose a critical risk to our information technology (“IT”) assets or business. We rely upon in-house and third-party cybersecurity vendors to monitor our IT systems and assets and have a governance structure and processes as described above to assess, identify, manage, and report cybersecurity risks.
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

Item 4: Mine Safety Disclosures
Not applicable

Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Through January 27, 2025, our common stock was listed on The Nasdaq Stock Market LLC (“Nasdaq”), trading under the ticker symbol “QTI.” Upon the completion of proceedings to delist our common stock, Nasdaq suspended trading in our common stock, and effective January 28, 2025, our common stock commenced trading in the over‑the-counter market under the symbol “QTIH,” and was upgraded to the OTCQB Venture Market on March 11, 2025. Effective January 28, 2026, upon meeting all of the Nasdaq listing requirements, our common stock was uplisted from the OTCQB Venture Market to the Nasdaq Capital Market and began trading under the ticker symbol “QTI.”
As of March 24, 2026, there were approximately 369 stockholders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future.
Recent Unregistered Sales of Equity Securities
Please refer to the Quarterly Report on Form 10-Q and registration statement on Form S-1 that we have filed with the SEC for information regarding our Private Placement that closed on October 3, 2025 and the Form 8-K that we have filed with the SEC for information regarding our Private Placement that closed on January 22, 2026.
Recent Purchases of Equity Securities
We made no repurchases of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025
Equity Compensation Plans
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
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Condition and Results of Operations” to “we,” “our,” “us,” “QT Imaging,” “QT Imaging Holdings, Inc.” or the “Company” and other similar terms refer to QT Imaging Holdings, Inc. and its consolidated subsidiaries. You should read the following discussion and analysis of QT Imaging Holdings’ financial condition and results of operations in conjunction with the audited consolidated financial statements and notes thereto contained in this Annual Report.
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

With the support of nearly $18.0 million in financial support from the U.S. National Institutes of Health, we developed a novel, comprehensive body imaging technology that has high resolution, high sensitivity, high specificity, high positive and negative predictive values, and is safe and inexpensive. The technology is based on ultra-low frequency transmitted sound and uses a one-of-a-kind novel sound back-scatter design and inverse-scattering reconstruction to create its images.
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
Since our inception, we have devoted substantially all our financial resources to acquiring and developing the base technology for our body imaging systems, conducting research and development activities, securing related intellectual property rights, and for general corporate operations and growth. On June 6, 2017, the FDA, in response to QT Imaging’s Section 510(K) Summary of Safety and Effectiveness premarket notification, determined that the QT Breast Scanner is substantially equivalent to the predicate device. Our use of the words “safe”, “safety”, “effectiveness”, and “efficacy” in relation to the QT Breast Scanner in this Management's Discussion and Analysis and all other documents related to us is limited to the context of the Section 510(K) Summary of Safety and Effectiveness that was reviewed and responded to by the FDA.
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
On June 18, 2024, we entered into the NXC Distribution Agreement with NXC Imaging, Inc. (“NXC”) to appoint NXC as the exclusive reseller to market, advertise, and resell QT Breast Scanners in the U.S. and U.S. territories. NXC will purchase for the purpose of reselling, leasing or renting QT Breast Scanners directly to its customers, but is not obligated to purchase any particular quantity of QT Breast Scanners from us. We have reserved the right to sell directly to customers as an exception. Furthermore, we may, in our sole discretion, sell the QT Breast Scanners to any other person or entity anywhere in the world without notice to NXC or NXC’s prior consent. NXC is also allowed to assign sales agents for the purpose of QT Breast Scanner sales. NXC’s purchases will be in accordance with an agreed upon product pricing schedule (subject to change upon 60 days’ prior written notice by us), provided that neither NXC nor its assigned sales agents may mark-up the cost of the QT Breast Scanners more than twenty percent (20%) unless otherwise mutually agreed to between NXC and us. Each order will include information reasonably requested by us and is subject to our acceptance, after which it becomes an approved order. Any such approved orders are non-cancellable and not subject to rescheduling after acceptance by us. Any orders not accepted by us in writing are deemed rejected. On December 11, 2024, we and NXC entered into the Amended NXC Distribution Agreement, which amends and restates the NXC Distribution Agreement in its entirety, making some modifications to the NXC Distribution Agreement but retaining other terms. We further amended the Amended NXC Distribution Agreement on March 28, 2025. The Amended NXC Distribution Agreement has a term that runs until December 31, 2026, unless earlier terminated or extended by mutual written agreement. As of December 31, 2025, we have delivered 48 QT Breast Scanners to NXC and NXC’s customers pursuant to the NXC Sales Agent Agreement and Amended NXC Distribution Agreement.
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
On August 21, 2025, we entered into the Gulf Medical Distribution Agreement with GMC, a corporation organized and existing under the laws of Saudi Arabia, for an Initial Term of three years . Under the terms of the Gulf Medical Distribution Agreement, we shall authorize and grant to GMC the exclusive right to market, advertise and sell the QT Breast Scanners and the QTI Cloud SaaS platform subscriptions in the GMC Territory. If GMC has met the GMC Minimum Purchase Requirements during the Initial Term, the Gulf Medical Distribution Agreement shall automatically be extended for an additional one-year term. GMC agrees to meet or exceed the GMC Minimum Purchase Requirements during the Initial Term. In the event GMC fails to meet these GMC Minimum Purchase Requirements in any year during the Initial Term, we may, at its sole option, (a) terminate GMC’s exclusive distributorship rights for the sale and promotion of the Approved Products granted under this Agreement and appoint other distributors for the GMC Approved Products in the GMC Territory, or (b) terminate the Gulf Medical Distribution Agreement. Should we elect to so terminate GMC’s exclusive distributorship in the Territory, we may continue to sell the GMC Approved Products to GMC for GMC to distribute on a non-exclusive basis in the Territory in accordance with the terms and conditions of the Gulf Medical Distribution Agreement, and GMC’s ongoing obligations with regard to its GMC Minimum Purchase Requirements for the GMC Approved Products shall terminate. Should the Company be unable to furnish GMC with sufficient quantities of the GMC Approved Products, as may be requested by GMC in its Release Orders (as defined below) submitted to us in accordance with the terms of the Gulf Medical Distribution Agreement, then GMC’s Minimum Purchase Requirement shall be reduced by the quantity of GMC Approved Products that the Company is unable to deliver as requested. GMC shall secure all required governmental approvals, permits, licenses, customs clearances, and authorizations required for shipment to and use of the QT Breast Scanners in the Territory. We shall provide training and professional services to GMC during the term of the Gulf Medical Distribution Agreement and shall retain all intellectual property rights. Except as GMC and we may otherwise mutually agree in writing, provided that GMC maintains a credit limit with our credit insurance provider that has been approved in writing by us, GMC shall pay the Company fifty percent (50%) of the total price of the GMC Release Order upon order placement and fifty percent (50%) within 45 days from the date of shipping of the GMC Approved Products to GMC’s designated location(s), or in any of the agreed upon payment terms. We have provided for a limited warranty of at least one year, and up to five years, depending on the purchase price paid by a client of GMC for a GMC Approved Product. The Gulf Medical Distribution Agreement can be terminated only with the approval of both parties and, upon termination, GMC shall be permitted to sell any QT Breast Scanners that it holds in accordance with the Gulf Medical Distribution Agreement.
On January 19, 2026, we entered into an exclusive distribution agreement for the Company’s Breast Acoustic CT scanners and QTI Cloud SaaS Platform in the UAE with Al Naghi Medical Co., a leading distributor of medical devices. The agreement provides for MOQs of seven scanners in 2026 (starting in the second quarter), increasing to 16 scanners in 2027 and 20 scanners in 2028, for a total minimum of 43 scanners representing revenue of more than $24 million upon FDA approval in the UAE.
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $53.0 million as of December 31, 2025. During the year ended December 31, 2025, we incurred a net loss of $21.1 million and used $9.0 million of cash in operating activities. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
We expect to incur additional recurring administrative expenses associated as a publicly traded company, including costs associated with compliance under the Exchange Act, annual and quarterly reports to stockholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley Act compliance readiness, and director and officer compensation.
Recent Developments
On February 26, 2025, we entered into the Lynrock Lake Credit Agreement that provides a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake. The Lynrock Lake Credit Agreement is secured by a first priority lien on substantially all our assets and provides for a term loan in the aggregate principal amount of $10.1 million at an interest rate of 10.0% per annum, compounded quarterly. The maturity date of the Lynrock Lake Credit Agreement is March 31, 2027. Furthermore, in connection with the Lynrock Lake Term Loan, we issued the Lynrock Lake Warrant, which is a warrant to purchase 20,333,623 shares of our common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day.
On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3.0 million in cash and issued to Yorkville a warrant to purchase 5,000,071 shares of its common stock at an exercise price of $1.20 per share pursuant to a Warrant to Purchase Common Stock (the “Yorkville Warrant”) to fully settle and discharge our obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. Yorkville may cashless exercise the Yorkville Warrant. The Yorkville Warrant is also subject to adjustments in the event that our common stock undergoes a split, reverse-split or similar event. Furthermore, the Yorkville Warrant has provided the holder with piggyback registration rights. We and Yorkville also entered into that certain Termination Agreement, dated February 26, 2025 (the “Termination Agreement”), pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025.
On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1.6 million in cash to fully settle and discharge our obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed.
In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity dates on both the Convertible Note Payable and Working Capital Notes were extended to October 21, 2027.
On April 9, 2025, we entered into a Securities Purchase Agreement (the “First Securities Purchase Agreement”) by and between the Company, on the one hand, and Dr. Avi Katz, the Chairman of the board of directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of the board of directors, on the other hand, for the “April 2025 Private Placement”). On April 24, 2025, at the closing of the April 2025 Private Placement, we issued (i) 261,644 shares of common stock at a per share purchase price of $1.911, which represented 110% of the volume weighted trading price for the common stock on April 9, 2025; and (ii) the Ten Year Common Warrants with a term of ten years from the initial exercise date to purchase up to an additional 523,286 shares of common stock with a per share exercise price of $2.16. The aggregate gross proceeds to us from the April 2025 Private Placement was approximately $0.5 million, before deducting the offering expenses payable by us, which expenses consisted solely of legal fees.
On May 12, 2025, we entered into a Securities Purchase Agreement (the “Second Securities Purchase Agreement”) for the Second Private Placement in an amount of approximately $0.2 million, pursuant to which we issued 68,447 shares of common stock plus the Recanati Warrant to purchase 68,447 shares of common stock. The Second Private Placement provides a per share purchase price of $2.922, which represents 110% of the five-day volume weighted trading price for the common stock through May 9, 2025, and the per share exercise price of the Recanati Warrant is $3.36.
On August 19, 2025 our stockholders approved the Certificate of Amendment to effect a reverse stock split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 2:1 to 20:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval. Our board of directors fixed the Reverse Stock Split ratio at 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025. In connection with the Reverse Stock Split, the CUSIP number of the common stock has changed to 746962307. The common stock began trading on the OTCQB Venture Market on a reverse split-adjusted basis on October 24, 2025. Except as noted, all share, stock option, warrant, and per share information throughout these consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split.
On August 26, 2025, the Company and Lynrock Lake entered into the First Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant and was subsequently repaid in full, along with repayment premium and accrued interest, on October 6, 2025.
On September 30, 2025, we entered into a Securities Purchase Agreement, (the “Third Securities Purchase Agreement”), by and between us, on the one hand, and certain accredited investors and qualified institutional buyers, led by Sio Capital Management, LLC, on the other hand, (together, the “Purchasers”) for a private placement (the “October 2025 Private Placement”) of securities. At the closing of the October 2025 Private Placement on October 3, 2025, we issued (i) 2,232,243 shares of our common stock, par value $0.0001 per share; (ii) the Subscription Warrants with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) the Pre‑Funded Warrants to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance. The purchase price of each share of common stock is $4.50 (the “Per Share Purchase Price”) and the purchase price for each Pre‑Funded Warrant is $4.4997 (the “Per Pre-Funded Warrant Purchase Price”). Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to us from the October 2025 Private Placement was approximately $18.2 million, before deducting the offering expenses payable by us, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement In addition, the per share exercise price of each Subscription Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003.
On January 22, 2026, the Company and the Chairman of its Board of Directors, entered in a Securities Purchase Agreement for a private placement of securities (the “January 2026 Private Placement”). At the closing of the 2026 Private Placement, the Company issued 24,107 shares of the Company’s common stock (the “January 2026 Shares”), par value $0.0001 per share, and the January 2026 Warrant with a term of ten years from the initial exercise date to purchase up to an additional 48,214 shares of common stock. The January 2026 Warrant will be exercisable beginning six months after its issuance at the closing of the January 2026 Private Placement. The purchase price of the January 2026 Shares is $6.43, which represents 110% of the 5-day volume weighted trading price for the common stock on January 22, 2026, and the per share exercise price of the January 2026 Warrant is $6.43. The aggregate gross proceeds to the Company from the January 2026 Private Placement was approximately $0.2 million. The Company intends to use the net proceeds from the offering for working capital purposes.
Effective January 28, 2026, upon meeting all of the Nasdaq listing requirements, the Company’s common stock was uplisted from the OTCQB Venture Market to the Nasdaq Capital Market and began trading under the ticker symbol “QTI.”
Components of Our Results of Operations
Revenue
Revenue consists of revenue from the sale of our products including the QT Breast Scanner, associated software, accessories, and related services, which are primarily training and maintenance. For sales of products (which include the QT Breast Scanner and any accessories), revenue is recognized when a customer obtains control of the promised goods. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these goods. Service revenue is generally related to maintenance and training the customer. Service revenue is recognized at the time the related performance obligation is satisfied, in an amount that reflects the consideration that we expect to receive in exchange for those services.
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
We cannot reasonably determine the nature, timing and costs of the efforts that will be necessary to build our QTI Cloud SaaS platform, run clinical trials that are necessary to generate biomarker data, and reduce the bill of materials and other costs to manufacture the QT Breast Scanner. Our research and development expenses may vary significantly based on factors such as, without limitation:
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
Results of Operations
Comparison of the years ended December 31, 2025 and 2024

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue	$18,925	$4,879	$14,046	288%
Cost of revenue	10,341	2,239	8,102	362%
Gross profit	8,584	2,640	5,944	225%
Operating expenses:
Research and development	3,936	3,267	669	20%
Selling, general and administrative	9,085	11,550	(2,465)	(21)%
Total operating expenses	13,021	14,817	(1,796)	(12)%
Loss from operations	(4,437)	(12,177)	7,740	64%
Interest expense, net	(2,639)	(4,498)	1,859	41%
Other expense, net	(8,761)	(561)	(8,200)	*
Change in fair value of warrant liability	(3,578)	187	(3,765)	*
Change in fair value of derivative liability	101	4,818	(4,717)	(98)%
Change in fair value of earnout liability	(1,770)	3,230	(5,000)	(155)%
Loss before income tax benefit	(21,084)	(9,001)	(12,083)	(134)%
Income tax benefit	(1)	(16)	15	94%
Net loss and comprehensive loss	$(21,083)	$(8,985)	$(12,098)	(135)%
*Not meaningful.

Revenue
Revenue increased by $14.0 million to $18.9 million for the year ended December 31, 2025 from $4.9 million for the year ended December 31, 2024. The increase in revenue was primarily due to the sale of 40 QT Breast Scanners for year ended December 31, 2025 as compared with twelve scanners sold for the year ended December 31, 2024 due to the MOQs in accordance with the Amended NXC Distribution Agreement.
Cost of revenue increased by $8.1 million to $10.3 million for the year ended December 31, 2025 from $2.2 million for the year ended December 31, 2024. The increase was primarily due to the sale of 40 QT Breast Scanners for the year ended December 31, 2025 as compared with twelve scanners sold for the year ended December 31, 2024. Gross margin decreased to 45% for the year ended December 31, 2025, as compared to 54% for the year ended December 31, 2024, due to the sale of 18 Model B scanners with a higher cost in 2025, the sale of 3 scanners manufactured by Canon at a higher cost in 2025, and a $1.7 million increase in the allocation of overhead from selling, general and administrative expenses to cost of revenue.

Operating Expenses
Research and Development Expenses
Research and development expenses increased by $0.7 million to $3.9 million for the year ended December 31, 2025 from $3.3 million for the year ended December 31, 2024. The increase was primarily due to an increase in professional service expenses of $0.5 million and an increase in employee compensation expenses of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.5 million to $9.1 million for the year ended December 31, 2025 from $11.6 million for the year ended December 31, 2024. The decrease was mainly attributable to a $4.3 million decrease in transaction expenses related to the Business Combination in 2024, an increase in the allocation of overhead of $1.7 million from selling, general and administrative expenses to cost of revenue, and a $0.3 million decrease in insurance expenses, partially offset by an increase in employee compensation expenses of $2.7 million, an increase in professional services expenses of $0.5 million, and an increase in technology infrastructure expenses of $0.2 million.
Other expense, net
Other expense, net increased by $8.2 million to $8.8 million for the year ended December 31, 2025 from an expense of $0.6 million for the year ended December 31, 2024. The increase was primarily due to $6.6 million in noncash expense incurred at issuance of the Lynrock Lake Term Loan, and $2.2 million in expense due to an extinguishment loss and modification charges for the Yorkville Note and Cable Car Note during the year ended December 31, 2025, which was partially offset by the modification expense of $0.2 million related to the decrease in exercise price of our private placement warrants and working capital note warrants in the year ended December 31, 2024.
Change in fair value of warrant liability
Change in fair value of warrant liability changed by $3.8 million to an expense of $3.6 million for the year ended December 31, 2025 from an income of $0.2 million for the year ended December 31, 2024. The change was primarily due to increases in the market value of the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025 and subsequently revalued on June 11, 2025 upon modification.
Change in fair value of derivative liability
Change in the fair value of derivative liability changed by $4.7 million to income of $0.1 million for the year ended December 31, 2025 from income of $4.8 million for the year ended December 31, 2024. The change was primarily due to the decline in the value of our common stock. The derivative liability was extinguished during the first quarter of 2025 as a result of the extinguishment of the loan with Yorkville.
Change in fair value of earnout liability
Change in the fair value of earnout liability changed by $5.0 million to an expense of $1.8 million for the year ended December 31, 2025 from income of $3.2 million for the year ended December 31, 2024. The change was primarily due to changes to the probability of outcome related to our revenue assumptions.
Interest expense, net
Interest expense, net decreased by $1.9 million to $2.6 million for the year ended December 31, 2025 from $4.5 million for the year ended December 31, 2024. The decrease is primarily due to the extinguishment of the Yorkville Note and the Cable Car loan in February 2025, resulting in decreases in interest expense and amortization of the debt discount of $3.2 million for the Yorkville Note and $0.3 million for the Cable Car Note in the 2025 period, and a decrease in interest expense of $0.2 million from the private secured convertible bridge financing extinguished in 2024, partially offset by an increase in interest expense and amortization of the debt discount of $1.9 million for the Lynrock Lake Term Loan.
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
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $53.0 million as of December 31, 2025. During the year ended December 31, 2025, we incurred a net loss of $21.1 million and used $9.0 million of cash in operating activities. We expect to continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
On February 26, 2025, we entered into the Lynrock Lake Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake in the aggregate principal amount of $10.1 million, which was used to repay the Car Note issued in February 2024, fully settled its obligations under the Yorkville Note issued on March 4, 2024, and terminated the SEPA with Yorkville by paying $3.0 million in cash and issuing the Yorkville Warrant. Net of these payments, we had $5.4 million of net proceeds for working capital purposes. In addition, on August 26, 2025, we and Lynrock Lake entered into the Lynrock Lake Amended Credit Agreement to add Tranche B in the amount of $5.0 million and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant and Tranche B was subsequently repaid in full, along with repayment premium and accrued interest, on October 6, 2025.
We completed a series of PIPE transactions, where we received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock.
•On April 24, 2025, we entered into the First Securities Purchase Agreement for a PIPE investment in an amount of approximately $0.5 million from related persons. We used the net proceeds from the offering for working capital purposes.
•On May 12, 2025, we entered into the Second Securities Purchase Agreement for a PIPE investment in an amount of approximately $0.2 million. We used the net proceeds from the offering for working capital purposes.
•On September 30, 2025, we entered into the Third Securities Purchase Agreement for a PIPE investment in an amount of approximately $18.2 million, before deducting the offering expenses payable by us. We used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
•On January 22, 2026, we entered in a Securities Purchase Agreement for the January 2026 Private Placement with the Chairman of our Board of Directors. The aggregate gross proceeds to us from the January 2026 Private Placement was approximately $0.2 million. We intend to use the net proceeds from the offering for working capital purposes.
We entered into several distribution agreements which provided us with MOQs as follow:
•On June 18, 2024, as amended on December 11, 2024 and further amended on March 28, 2025, we entered into the Amended NXC Distribution Agreement with NXC, which provides us with MOQs amounting to expected cash inflows of up to $28.5 million in 2026.
•On August 21, 2025, we entered into the Gulf Medical Distribution Agreement with GMC, a corporation organized and existing under the laws of Saudi Arabia, for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, we granted to GMC the exclusive right to market, advertise and sell the Company’s Breast Acoustic CT scanners and the QTI Cloud SaaS platform subscriptions in Saudi Arabia, with MOQs amounting to $11.2 million to $12.3 million in 2026.
•On January 19, 2026, we entered into an exclusive distribution agreement for the Company’s Breast Acoustic CT scanners and QTI Cloud SaaS Platform in the UAE with Al Naghi Medical Co., a leading distributor of medical devices. The agreement provides for MOQs of seven scanners in 2026 (starting in the second quarter), increasing to 16 scanners in 2027 and 20 scanners in 2028, for a total minimum of 43 scanners representing revenue of more than $24 million.
We believe that the additional cash received from the Lynrock Lake Term Loan, the PIPE investments, and the additional expected revenue from MOQs per the Amended NXC Distribution Agreement and new distribution partners in the Gulf region, Gulf Medical and Al Naghi Medical Co., will be sufficient to fund our current operating plan for at least the next 12 months.
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
Lynrock Lake Term Loan
On February 26, 2025, we entered into the Lynrock Lake Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. The Lynrock Lake Credit Agreement is secured by a first priority lien on substantially all of our assets and provides for a term loan in the aggregate principal amount of $10.1 million at an interest rate of 10.0% per annum, compounded quarterly. The maturity date of the Lynrock Lake Credit Agreement is March 31, 2027. The Lynrock Lake Term Loan shall be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid principal and any outstanding and payable fees.
Subject to the payment of the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), we may at any time prior to the maturity date optionally prepay the term loan, in full or in part, upon irrevocable written notice of three business days prior to the proposed prepayment; provided that if such prepayment is to be funded with the proceeds of a refinancing or disposition, such notice of prepayment may be revoked if the financing or disposition is not consummated; provided further, that any such prepayment made in connection with, or in anticipation of, a Change of Control (as defined in the Lynrock Lake Credit Agreement) will also be subject to a prepayment premium equal to 20% of the amount of principal being prepaid (the “Prepayment Premium”). Partial prepayments of the term loan shall be in an aggregate principal amount of $0.3 million or a whole multiple thereof.
Subject to the payment of the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), at the option of Lynrock Lake, we will make mandatory repayments of the term loan upon the following occurrences:
• If on any date we or any of our subsidiaries will receive any cash proceeds from any Extraordinary Receipt (as defined in the Lynrock Lake Credit Agreement) in an amount equal to or exceeding $0.3 million in the aggregate, we shall prepay the term loan within 5 business days of receipt of such cash proceeds, in an amount equal to 100% percent of the cash proceeds of such Extraordinary Receipt;
• If any indebtedness will be incurred by us or any subsidiary thereof (excluding any indebtedness that the Lynrock Lake Credit Agreement permits us to incur), an amount equal to 100% of the net cash proceeds thereof shall be applied on the date of incurrence or receipt toward the prepayment of the term loan;
• If on any date we or any of our subsidiaries will receive net cash proceeds in an amount equal to or exceeding (i) $0.3 million in any single transaction or series of related transactions or (ii) $0.3 million in the aggregate for all transactions during the term of the Lynrock Lake Credit Agreement from any Asset Sale (as defined in the Lynrock Lake Credit Agreement) or Recovery Event (as defined in the Lynrock Lake Credit Agreement) then we or our subsidiary shall prepay the term loan, on or prior to the date which is five business days after the date of the realization or receipt by us or our subsidiary in an amount equal to 100% percent of such proceeds; and
• Subject to the payment of the Prepayment Premium in addition to the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), in the event that a Change of Control (as defined in the Lynrock Lake Credit Agreement) will occur, we shall prepay all of the outstanding term loan, on or prior to the date which is two business days after the date of such Change of Control (as defined in the Lynrock Lake Credit Agreement).

There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of December 31, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
Furthermore, in connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase common stock, the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Warrant at issuance amounted to $16.5 million.
Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, in other expense, net within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025
On August 26, 2025, we entered into the Lynrock Lake Amended Credit Agreement to add Tranche B in the amount of $5.0 million to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant for an aggregate price of $5.0 million. On October 6, 2025, the Company repaid Tranche B, plus accrued interest and a 6% premium.
As of December 31, 2025, the outstanding amount of the Lynrock Lake Term Loan was $0.7 million, net of the unamortized debt discount of $9.4 million, and accrued interest of $0.9 million.
Related Party Convertible Notes Payable
Our three convertible notes to three of our stockholders for advances up to $3.5 million in principal issued in July 2020 (the “2020 Notes”) bear annual interest of 5% on any amounts drawn. The additional note issued in March 2022 as part of the 2020 Notes, has an annual interest rate of 8%. All principal and interest payments were initially due on or before July 1, 2025. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on these convertible notes payable was extended to October 21, 2027.
The 2020 Notes are convertible, at the holder’s option, into shares of our common stock at the lower of $43.77 per share or the offering price in a financing of at least $5.0 million in equity from unaffiliated parties. As of December 31, 2025, an aggregate of 89,303 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of December 31, 2025 and 2024, the outstanding amount of the 2020 Notes was $3.2 million and $3.1 million, respectively, and accrued interest was $0.7 million and $0.6 million, respectively.
Related Party Working Capital Loan
On May 3, 2023, we issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $0.3 million. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $0.1 million, August 15, 2023 to add an additional principal amount of $0.1 million, August 29, 2023 to add an additional principal amount of $0.1 million, September 12, 2023 to add an additional principal amount of $0.1 million, September 15, 2023 to add an additional principal amount of $0.1 million, and October 26, 2023 to add an additional principal amount of $0.1 million, for an aggregate principal amount outstanding as of December 31, 2025 and 2024 under the Working Capital Note of $0.7 million. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the Business Combination Agreement with

GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.

Cash Flows
The following table provides information regarding our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(8,959)	$(10,033)
Net cash used in investing activities	(124)	(88)
Net cash provided by financing activities	18,353	11,128
Net increase in cash and restricted cash and cash equivalents	$9,270	$1,007
Net Cash Used In Operating Activities
Net cash used in operating activities was $9.0 million for the year ended December 31, 2025 as compared to $10.0 million for the year ended December 31, 2024. The primary use of our cash was to fund research and development and general and administrative expenses. Net cash used for the year ended December 31, 2025 consisted of a net loss of $21.1 million, adjusted for non-cash expenses primarily including depreciation and amortization of $0.1 million, stock-based compensation of $0.8 million, loss on issuance of the Lynrock Lake Term Loan of $6.6 million, debt extinguishment loss of $2.1 million, debt modification expense of $0.1 million, non-cash interest of $1.2 million, change in fair value of warrant liability of $3.6 million, change in fair value of derivative liability of $0.1 million, change in fair value of earnout liability of $1.8 million. The net change in operating assets and liabilities was primarily due an increase in accounts receivable of $5.7 million, an increase in prepaid expenses and other current assets of $0.3 million, and an increase in inventory of $1.9 million, partially offset primarily by an increase in accounts payable of $2.5 million, an increase in accrued expenses and other current liabilities of $0.4 million, and an increase in other liabilities of $1.1 million.
Net cash used for the year ended December 31, 2024 consisted of a net loss of $9.0 million, adjusted for non-cash expenses including depreciation and amortization of $0.2 million, stock-based compensation of $0.3 million, warrant modification expense of $0.2 million, fair value of common stock issued in exchange for services and in connection with non-redemption agreements of $3.7 million, a loss of $0.2 million related to issuance of common stock in connection with a stock subscription agreement, non-cash interest of $3.6 million, a decrease in fair value of warrant liability of $0.2 million, a decrease in fair value of derivative liability of $4.8 million, a decrease in fair value of earnout liability of $3.2 million. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $0.1 million, an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable of $2.0 million, a decrease in accrued expenses and other liabilities of $0.8 million, partially offset by a decrease in inventory of $1.5 million, and an increase in other liabilities of $0.2 million.
Net Cash used in Investing Activities
Net cash used in investing activities was $0.1 million for the year ended December 31, 2025 as compared to $0.1 million for the year ended December 31, 2024. The use of net cash used in investing activities for both periods was related to the purchase of property and equipment.
Net Cash provided by Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $18.4 million primarily due to $14.9 million of net proceeds received from issuance of long-term debt related to the Lynrock Lake Term Loan, net proceeds from the sale of common stock and warrants of $17.6 million, proceeds from warrant exercises of $0.6 million, and proceeds from stock option exercises of $0.1 million, partially offset by the repayment of long-term debt of $9.7 million related to the Yorkville Note and Cable Car Note and warrant repurchase payment of $5.0 million to Yorkville.
During the year ended December 31, 2024, net cash provided by financing activities was $11.1 million, primarily due to $10.5 million of net proceeds received from issuance of long-term debt related to the Yorkville Pre-Paid Advance and the Cable Car Note, $1.0 million of net proceeds from the sale of common stock, cash proceeds of $0.5 million received from issuance of common stock pursuant to a subscription agreement, and net proceeds of $1.2 million received from the business combination of QT Imaging, Inc. and GigCapital5, Inc. (the “Merger”), partially offset by repayment of long-term debt of $1.3 million and repayment of bridge loans of $0.8 million.
Future Funding Requirements
We expect to incur increased significant expenses in connection with our ongoing activities, particularly as we continue the research and development of our products and product candidates, seek expanded regulatory clearances for the QT Breast Scanner, and build a U.S. sales and marketing team. As part of the effort to build the sales and marketing capabilities in the United States, QT Imaging entered into the Amended NXC Distribution Agreement, pursuant to which QT Imaging appointed NXC as the exclusive agent for the sale of the QT Breast Scanner in the U.S. and U.S. territories. We expect to incur additional costs associated with operating as a public company. Our future funding requirements, both short-and long-term, will depend on many factors, including, without limitation:
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
Critical Accounting and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, and assumptions, including those related to revenue, inventories and income taxes, among others. Our estimates are derived from historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates. In addition, any change in these estimates or their underlying assumptions could have a material adverse effect on our operating results.
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
Recent Accounting Pronouncements
See Note 1 to the audited consolidated financial statements for a discussion of recent accounting pronouncements.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8: Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
QT IMAGING HOLDINGS, INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
QT Imaging Holdings, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QT Imaging Holdings, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
San Jose, California
March 24, 2026

QT IMAGING HOLDINGS, INC.
Consolidated Balance Sheets
As of December 31, 2025 and 2024
(In thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,412	$1,172
Restricted cash and cash equivalents	50	20
Accounts receivable, net	5,781	67
Inventory	5,027	3,141
Prepaid expenses and other current assets	821	517
Total current assets	22,091	4,917
Property and equipment, net	318	196
Operating lease right-of-use assets, net	573	935
Other assets	39	39
Total assets	$23,021	$6,087
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,580	$803
Accrued expenses and other current liabilities	3,825	3,599
Current maturities of long-term debt	9	4,986
Operating lease liabilities, current	454	406
Total current liabilities	7,868	9,794
Long-term debt	683	9
Related party notes payable	3,895	3,849
Operating lease liabilities	203	657
Warrant liability	103	22
Derivative liability	—	304
Earnout liability	2,210	440
Other liabilities	1,614	550
Total liabilities	16,576	15,625
Contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000 shares authorized as of December 31, 2025 and 2024; 11,902 and 8,931 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)	1	1
Additional paid-in capital(1)	59,468	22,402
Accumulated deficit	(53,024)	(31,941)
Total stockholders’ equity (deficit)	6,445	(9,538)
Total liabilities and stockholders’ equity (deficit)	$23,021	$6,087
(1)Amounts and share amounts as of December 31, 2024 differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of shares of common stock outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2025 and 2024
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue	$18,925	$4,879
Cost of revenue	10,341	2,239
Gross profit	8,584	2,640
Operating expenses:
Research and development	3,936	3,267
Selling, general and administrative	9,085	11,550
Total operating expenses	13,021	14,817
Loss from operations	(4,437)	(12,177)
Other (expense) income:
Interest expense, net	(2,639)	(4,498)
Other expense, net	(8,761)	(561)
Change in fair value of warrant liability	(3,578)	187
Change in fair value of derivative liability	101	4,818
Change in fair value of earnout liability	(1,770)	3,230
Total other (expense) income	(16,647)	3,176
Loss before income tax benefit	(21,084)	(9,001)
Income tax benefit	(1)	(16)
Net loss	(21,083)	(8,985)
Less: deemed dividend related to the modification of equity classified warrants	—	(5,186)
Net loss attributable to common stockholders	$(21,083)	$(14,171)

Net loss per share - basic and diluted(1)	$(2.01)	$(2.13)
Weighted-average shares outstanding(1)	10,476	6,659
(1)Share and per share amounts for the year ended December 31, 2024 differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2025 and 2024
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2025(1)	8,931	$1	$22,402	$(31,941)	$(9,538)
Conversion of accrued interest and long term debt into shares of common stock	295	—	366	—	366
Issuance of shares of common stock related to private placements	2,562	—	5,629	—	5,629
Reclassification of warrant liability upon warrant modification	—	—	22,986	—	22,986
Repurchase of Yorkville warrant	—	—	(5,000)	—	(5,000)
Issuance of warrants related to private placements	—	—	11,654	—	11,654
Exercise of warrants related to public placements	81	—	555	—	555
Exercise of incentive stock options	33	—	75	—	75
Stock-based compensation	—	—	801	—	801
Net loss	—	—	—	(21,083)	(21,083)
Balance, December 31, 2025	11,902	$1	$59,468	$(53,024)	$6,445

The accompanying notes are an integral part of these consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2025 and 2024
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance. January 1, 2024(1)	9,314	$1	$12,457	$(17,770)	$(5,312)
Reverse recapitalization(1)	(6,113)	(1)	1	—	—
As adjusted, beginning of period(1)	3,201	—	12,458	(17,770)	(5,312)
Merger recapitalization(1)	2,633	1	(12,940)	—	(12,939)
Issuance of common stock pursuant to a subscription agreement(1)	67	—	706	—	706
Conversion of a note payable(1)	120	—	3,234	—	3,234
Conversion of a bridge loan(1)	33	—	200	—	200
Net exercise of warrants(1)	2	—	—	—	—
Issuance of common stock in connection with the Pre-Paid Advance(1)	333	—	1,866	—	1,866
Issuance of common stock in connection with the Cable Car Note(1)	60	—	446	—	446
Issuance of common stock related to non-redemption extension agreements(1)	142	—	1,509	—	1,509
Issuance of common stock related to early investor consideration(1)	50	—	530	—	530
Issuance of common stock to settle transaction expenses(1)	515	—	5,440	—	5,440
Issuance of common stock in exchange for services(1)	13	—	20	—	20
Conversion of long term debt into shares of common stock(1)	301	—	514	—	514
Conversion of related party extension note into shares of common stock(1)	890	—	1,255	—	1,255
Issuance of common stock related to PIPE with related parties(1)	571	—	646	—	646
Issuance of warrants related to PIPE with related parties	—	—	1,042	—	1,042
Stock-based compensation	—	—	290	—	290
Deemed dividend related to modification of equity classified warrants	—	—	5,186	(5,186)	—
Net loss	—	—	—	(8,985)	(8,985)
Balance, December 31, 2024(1)	8,931	$1	$22,402	$(31,941)	$(9,538)
(1)Amounts and share amounts as of December 31, 2024 and prior to that date differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025 and 2024
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,083)	$(8,985)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	231
Stock-based compensation	801	290
Provision for credit losses	—	1
Fair value of common stock issued in exchange for services and in connection with non-redemption agreements	—	3,698
Loss on issuance of the Lynrock Lake Term Loan	6,640	—
Debt modification expense	90	—
Loss on issuance of common stock in connection with a subscription agreement	—	206
Warrant modification expense	—	201
Loss on debt extinguishment	2,080	384
Non-cash interest	1,159	3,590
Non-cash operating lease	(43)	(29)
Change in fair value of warrant liability	3,578	(187)
Change in fair value of derivative liability	(101)	(4,818)
Change in fair value of earnout liability	1,770	(3,230)
Changes in operating assets and liabilities:
Accounts receivable	(5,714)	(67)
Inventory	(1,925)	1,507
Prepaid expenses and other current assets	(304)	(201)
Accounts payable	2,452	(1,955)
Accrued expenses and other current liabilities	446	(842)
Other liabilities	1,064	173
Net cash used in operating activities	(8,959)	(10,033)

Cash flows from investing activities:
Purchases of property and equipment	(124)	(88)
Net cash used in investing activities	(124)	(88)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	17,569	1,000
Proceeds from issuance of common stock pursuant to a subscription agreement	—	500
Proceeds from long-term debt, net of issuance costs	14,856	10,525
Repayment of long-term debt	(9,702)	(1,276)
Repayment of bridge loans	—	(800)
Repurchase of warrant from Yorkville	(5,000)	—
Proceeds from the Merger, net of transaction costs	—	1,238
Cash paid for debt issuance costs	—	(59)
Proceeds from warrant exercises	555	—
Proceeds from stock option exercises	75	—
Net cash provided by financing activities	18,353	11,128
Net increase in cash and restricted cash and cash equivalents	9,270	1,007
Cash and restricted cash and cash equivalents, beginning of year	1,192	185
Cash and restricted cash and cash equivalents, end of year	$10,462	$1,192

Reconciliation of cash and restricted cash and cash equivalents to the consolidated balance sheets:
Cash	$10,412	$1,172
Restricted cash and cash equivalents	50	20
Total cash and restricted cash and cash equivalents	$10,462	$1,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$431	$539

The accompanying notes are an integral part of these consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025 and 2024
(In thousands)

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$90	$—
Fair value of embedded derivatives upon issuance of convertible debt	—	5,122
Fair value of earnout liability at issuance	—	3,670
Fair value of common stock issued with convertible debt	—	2,312
Conversion of Extension Note into common stock	—	1,560
Conversion of Yorkville Note into common stock	—	514
Extinguishment of accrued expenses in exchange for common stock	—	3,760
Transfer of equipment to inventory	—	289
Transfer of inventory to property and equipment	39	60
Debt discount included in accrued expenses	—	41
Unpaid issuance costs included in accounts payable and accrued expenses and other current liabilities related to the sale of common stock and warrants	286	—
Conversion of long-term debt into common stock	183	3,434
Conversion of accrued legal costs to debt	25	—
Deemed dividend	—	5,186
Conversion of accrued interest into common stock	174	—
Reclassification of warrant liability upon warrant modification	22,986	—
Fair value of warrants issued in exchange for issuance of long-term debt	16,496	—
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
On March 4, 2024, QT Imaging, Inc. (“QT Imaging”), GigCapital5, and QTI Merger Sub, Inc. (“QTI Merger Sub”), pursuant to the terms of the Business Combination Agreement (the “Business Combination Agreement”) dated December 8, 2022, completed the business combination of QT Imaging and GigCapital5, which was effected by the merger of QTI Merger Sub with and into QT Imaging, with QT Imaging surviving the Merger as a wholly owned subsidiary of GigCapital5 (the “Merger,” and, together with the other transaction contemplated by the Business Combination Agreement, the “Business Combination”). Upon completion of the merger on March 4, 2024, GigCapital5 changed its name to QT Imaging Holdings, Inc. and effectively assumed all of QT Imaging’s material operations. Refer to Note 2 - Business Combination for more information regarding the Merger.
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
Reverse Stock Split
On August 19, 2025 the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse split of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a specific ratio within a range of 2:1 to 20:1, with the specific ratio to be fixed within this range by the Company’s Board of Directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). The Company’s Board of Directors fixed the Reverse Stock Split ratio at 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025. In connection with the Reverse Stock Split, the CUSIP number of the common stock changed to 746962307. The common stock began trading on the OTCQB Venture Market on a reverse split-adjusted basis on October 24, 2025. Except as noted, all share, stock option, warrant, and per share amounts throughout these consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split.
Uplisting to Nasdaq
Effective January 28, 2026, upon meeting all of the Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, the Company’s common stock was uplisted from the OTCQB Venture Market to the Nasdaq Capital Market and began trading under the ticker symbol “QTI.”
Principles of Consolidation
The consolidated financial statements include the accounts of QT Imaging Holdings, Inc. and its wholly-owned subsidiaries, QT Imaging and QT Ultrasound Labs, Inc. All intercompany balances and transactions are eliminated in consolidation.

Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $53.0 million as of December 31, 2025. During the year ended December 31, 2025, the Company incurred a net loss of $21.1 million and used $9.0 million of cash in operating activities. The Company expects to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.
On February 26, 2025, the Company entered into a credit agreement (the “Lynrock Lake Credit Agreement”) that provides a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake Master Fund LP (“Lynrock Lake”) in the aggregate principal amount of $10.1 million, which was used to repay the secured note purchase agreement (the “Cable Car Note”) with Funicular Funds, LP (“Cable Car”) issued in February 2024, fully settled its obligations under the promissory note (the “Yorkville Note”) issued to YA II PN, LTD (“Yorkville”) on March 4, 2024, and terminated the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville by paying $3.0 million in cash and issuing a 5-year warrant to purchase 5,000,071 shares of common stock (the “Yorkville Warrant”). Net of these payments, the Company had $5.4 million of net proceeds for working capital purposes. In addition, on August 26, 2025, the Company and Lynrock Lake entered into the First Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant and Tranche B was subsequently repaid in full, along with the repayment premium and accrued interest, on October 6, 2025. Refer to Note 7 - Long-Term Debt for more information.
During the year ended December 31, 2025, the Company completed a series of Private Investment in Public Entity (“PIPE”) transactions, where it received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock. Refer to Note 10 - Stockholders’ Equity (Deficit) for more information.
•On April 24, 2025, the Company entered into a subscription agreement for a PIPE investment in an amount of approximately $0.5 million from related persons. The Company used the net proceeds from the offering for working capital purposes.
•On May 12, 2025, the Company entered into a subscription agreement for a PIPE investment in an amount of approximately $0.2 million. The Company used the net proceeds from the offering for working capital purposes.
•On October 3, 2025, the Company closed a subscription agreement for a PIPE investment (the “October 2025 Private Placement”) in an amount of approximately $18.2 million, before deducting the offering expenses payable by the Company. The Company used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
The Company entered into several distribution agreements which provided the Company with Minimum Order Quantities (“MOQs”) as follow:
•On June 18, 2024, as amended on December 11, 2024 and further amended on March 28, 2025, the Company entered into a Distribution Agreement (the “Amended NXC Distribution Agreement”) with NXC Imaging, Inc. (“NXC”), which provides the Company with MOQs amounting to expected cash inflows of up to $28.5 million in 2026.
•On August 21, 2025, the Company entered into a Distribution Agreement (the “Gulf Medical Distribution Agreement”) with Gulf Medical Co. (“GMC”), a corporation organized and existing under the laws of Saudi Arabia, for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, the Company granted to GMC the exclusive right to market, advertise and sell the Company’s Breast Acoustic CT™ scanners and the QTI Cloud SaaS platform subscriptions in Saudi Arabia, with MOQs amounting to $11.2 million to $12.3 million in 2026 upon regulatory approval from the Saudi Food and Drug Administration (“FDA”).
•On January 19, 2026, the Company entered into an exclusive distribution agreement (the “Al Naghi Distribution Agreement”) for the Company’s Breast Acoustic CT™ scanners and QTI Cloud SaaS Platform in the United Arab

Emirates (the “UAE”) with Al Naghi Medical Co., a leading distributor of medical devices. The agreement provides for MOQs of 7 scanners in 2026 (starting in the second quarter), increasing to 16 scanners in 2027 and 20 scanners in 2028, for a total minimum of 43 scanners representing revenue of more than $24 million upon regulatory approval from the UAE FDA, which was received on March 17, 2026.
The Company believes that the additional cash received from the Lynrock Lake Term Loan, the PIPE investments closed in 2025, and the additional expected revenue from MOQs per the Amended NXC Distribution Agreement and new distribution partners in the Gulf region, Gulf Medical and Al Naghi Medical Co., will be sufficient to fund current operating plan for at least the next 12 months.
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
Business Risk and Concentration of Credit Risk and Supply Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The majority of the Company’s cash and cash equivalents is invested in U.S. dollar deposits with a reputable bank in the United States. Management believes that minimal credit risk exists with respect to the financial institution that holds the Company’s cash and cash equivalents. At times, such cash may be in excess of insured limits established by the Federal Deposit Insurance Corporation.
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
Significant customers represent 10% or more of the Company’s total revenue or accounts receivable balance for the period ended as of each reporting date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

			Revenue
	Accounts Receivable		Year Ended December 31,
	December 31, 2025	December 31, 2024	2025	2024
Customers:
Customer A	100%	13%	99%	70%
Customer B	*	*	*	19%
Customer C	*	12%	*	*
Customer D	*	62%	*	*
	100%	87%	99%	89%
*Total less than 10% for the period.
There are inherent risks whenever a large percentage of total revenue is concentrated in a limited number of customers. Should a significant customer which is a party to a contract with the Company under which the Company derives revenue terminate or fail to renew its contracts with the Company, in whole or in part, for any reason, or experience significant financial or operating difficulties, it could have a material adverse effect on the Company’s financial condition and results of operations. In general, a customer that makes up a significant portion of revenues in one period, may not make up a significant portion in subsequent periods. However, as the Company and NXC have entered into the Amended NXC Distribution Agreement, by which the Company appointed NXC as the exclusive reseller to market, advertise, and resell certain equipment in the U.S. and U.S. territories, the Company expects NXC to make up a significant portion of revenues in each period in which such Amended NXC Distribution Agreement is in effect. Customer A in the concentration table above is NXC. NXC has executed agreements with other distributors across the U.S. territories to strengthen its sales channels. In addition, the Gulf Medical Distribution Agreement will contribute to revenue and expand the Company’s sales channel internationally beginning in 2026.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is comprised of cash held in an account subject to a collateral agreement to be used for the Company’s corporate credit card program.
Accounts Receivable
Accounts receivable are carried at the amount due. Accounts receivable are written off when management deems all realistic efforts to collect the amount outstanding have been exhausted. A provision for credit losses is estimated by management based on evaluations of its historical bad debt and current collection experience. As of December 31, 2025 and 2024, an allowance for credit losses was not required. Write-offs of accounts receivable were not significant during the years ended December 31, 2025 and 2024.
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
The Company’s leases do not provide a readily determinable implicit discount rate. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Operating lease ROU assets and liabilities are recognized at their commencement date based on the present value of lease payments over the lease term. The lease payments related to the next 12 months are included in operating lease liabilities, current on the consolidated balance sheets. The Company recognizes a single lease cost on a straight-line basis over the term of the lease, and the Company classifies all cash payments within operating activities in the consolidated statements of cash flows.
The Company did not have any finance leases as of December 31, 2025 and 2024.
Intangible Assets, Net
The Company’s intangible assets are comprised of patents with a useful life of 12 years. Patents are amortized on a straight-line basis over their useful life. Amortization expense for intangible assets was $0.1 million for the year ended December 31, 2024. The Company had no intangible assets, net as of December 31, 2025 and 2024.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of an asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. Management has reviewed the Company’s long-lived assets and recorded no impairment charge for the years ended December 31, 2025 and 2024.
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
2)Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) product sales, (ii) maintenance contracts, and (iii) other services including training.
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
Substantially all of the revenue recognized by the Company during the years ended December 31, 2025 and 2024 was recognized at a point in time.
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
Advertising
Advertising and promotion costs are expensed as incurred. Advertising expenses were not significant for the years ended December 31, 2025 and 2024.
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In accordance with this accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit. There were no accrued interest and penalties during the years ended December 31, 2025 and 2024.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair market value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award. Forfeitures are recorded as they occur.
The Company values stock options using the Black-Scholes option pricing model. This model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, stock price volatility and risk-free interest rates. The Company estimates the grant-date fair value of its restricted stock units (“RSUs”) based on the closing price of the Company’s common stock on the date of grant.
Comprehensive Loss
Comprehensive loss is defined as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss was equal to net loss for the years ended December 31, 2025 and 2024.
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
Reconciliation of net loss per share for the years ended December 31, 2025 and 2024 was as follows:

(in thousands, except per share data)	Year Ended December 31,
	2025	2024
Net loss and comprehensive loss attributable to QT Imaging Holdings, Inc.	$(21,083)	$(8,985)
Less: deemed dividend related to the modification of equity classified warrants	—	(5,186)
Net loss and comprehensive loss attributable to common stockholders	$(21,083)	$(14,171)
Weighted-average number of common shares used in computing net loss per share(1)	10,476	6,659
Net loss per share - basic and diluted(1)	$(2.01)	$(2.13)

The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Common stock warrants(1)(2)	34,307	9,422
Potential shares from Pre-Paid Advance(1)	—	5,664
Merger consideration earnout shares(1)	1,000	2,000
Potential shares from Cable Car Note(1)	—	250
Potential shares from convertible notes(1)	89	84
RSUs outstanding	220	—
Options outstanding(1)(3)	1,224	652
	36,840	18,072
(1)Amounts as of December 31, 2024 differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of potential common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of potential common stock were combined and reconstituted into one share of potential common stock effective October 23, 2025.
(2)Warrants issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the year ended December 31, 2025, the Company included pre-funded common stock warrants in its computation of net loss per share and thus excluded them from the table above. These warrants were issued in October 2025 with an exercise price of $0.0003 per pre-funded warrant (See Note 10 – Stockholders’ Equity (Deficit) for additional information).
(3)The options outstanding as of December 31, 2024 were revised by 88,000 from the amount previously reported in the Annual Report on Form 10-K for the year ended December 31, 2024. The effect on stock-based compensation was immaterial.

Fair Value of Financial Instruments
The fair value of the Company’s financial instruments, including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the relatively short maturity of these instruments. The carrying value of the Company’s borrowings and lease liabilities approximates fair value based on current rates offered to the Company for instruments with similar terms.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. This guidance is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2025 for the Company, with early adoption permitted. The Company will adopt this guidance for the fiscal year ending December 31, 2026 on a prospective basis. The adoption of this guidance will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments related solely to disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the fiscal year ended December 31, 2027 and interim condensed consolidated financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures within its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion and the application of the induced conversion guidance to a conversion debt instrument. It also clarifies that the incorporation, elimination, or modification of a daily volume-weighted average price (“VWAP”) formula does not automatically cause a settlement to be accounted for as an extinguishment. This standard will become effective on a prospective or retrospective basis for interim reporting periods and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard establish the accounting for a government grant received by a business entity. In addition, this standard requires a business entity to provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terns and conditions of the grant. The standard is effective for interim and annual reporting periods beginning after December 15, 2028 on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard provides a comprehensive list of interim disclosures that are required by GAAP and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new standard on its consolidated financial statements and related disclosures.
2.Business Combination
On March 4, 2024, QT Imaging, GigCapital5, and QT Merger Sub, consummated the closing of the transactions contemplated by the Business Combination Agreement, following the approval at an annual stockholder meeting of the stockholders of GigCapital5 held on February 20, 2024 (the “Stockholder Meeting”).
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
The following summarizes the elements of the Merger to the consolidated statements of stockholders’ equity (deficit) and cash flows, including the transaction funding, sources, and uses of cash:

(in thousands)	Recapitalization
Cash in GigCapital5 Trust Account, net of redemptions	$13,953
Plus: Cash in GigCapital5 operating bank account	5
Less: Payments made pursuant to non-redemption agreements	(10,791)
Less: GigCapital5 transaction costs paid from Trust	(1,074)
Less: Repayment of GigCapital5 related party notes	(854)
Net cash proceeds from GigCapital5	1,239
Assumed net liabilities from GigCapital5, including the initial recognition of the earnout liability, excluding net cash proceeds	(14,178)
Net impact of the Merger on the consolidated statement of stockholders' equity (deficit)	$(12,939)
Merger Related Activities
On November 15, 2023, GigCapital5, QT Imaging and Yorkville, a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP, entered into the SEPA. Upon the closing of the Merger, the Company has the right, provided there is no balance outstanding under the Yorkville Note or, if there is a balance outstanding under a Yorkville Note, with Yorkville’s prior written consent, or upon the occurrence of certain trigger events, to issue and sell to Yorkville, and Yorkville shall purchase from the Company, up to $10.0 million in aggregate gross purchase price (the “Commitment Amount”) of newly issued shares of the common stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice” and the date on which the Company is deemed to have delivered an Advance Notice, the “Advance Notice Date”). As consideration for a payment of $10.0 million (the “Pre-Paid Advance”) received on March 4, 2024, the Company issued the Yorkville Note, which was issued with a 6% original issue discount. The Yorkville Note for the Pre-Paid Advance was originally due 15 months from the date of issuance, and interest accrues on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default. The Yorkville Note is convertible by Yorkville into shares of the Company’s common stock. On March 4, 2024, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of the Company which converted in the aggregate into 333,334 shares of the Company's common stock (the “Company Shares”) upon the completion of the Merger. Refer to Note 7 - Long-Term Debt for more information.
In February 2024, GigCapital5 and QT Imaging entered into the Cable Car Note with Cable Car, pursuant to which Cable Car agreed to advance $1.5 million at the closing of the Business Combination, as was evidenced by a promissory note that may be convertible in certain circumstances into shares of the Company's common stock at a conversion price of $6.00 per share (the “Loan”), dated March 4, 2024, by and between QT Imaging and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. On March 4, 2024, as full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of the Company which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 60,000 shares of the Company's common stock. Refer to Note 7 - Long-Term Debt for more information.
In February 2024, GigCapital5 and QT Imaging (together the “parties”) entered into a subscription agreement with William Blair & Co., L.L.C. (“William Blair”) for the purchase of shares of common stock of QT Imaging. Pursuant to the subscription agreement, QT Imaging issued to William Blair in satisfaction of certain fees owed to William Blair for its services to the parties, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 246,667 shares of the Company’s common stock. The issuance of these shares settled $2.4 million of net assumed liabilities from the Business Combination with an additional transaction cost expense of $0.2 million recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.
In February 2024, the parties agreed to amend one of the non-redemption agreements that were entered into in December 2023 (“December 2023 Non-Redemption Agreements”), pursuant to which, and in addition to the Company’s common stock issuable Mizuho Securities USA, LLC (“Mizuho”) under the December 2023 Non-Redemption Agreement, Mizuho received from QT Imaging, in exchange for $0.3 million of services rendered by Mizuho, that number of QT Imaging’s common stock that converted in accordance with the terms of the Business Combination Agreement into 33,334 shares of the Company’s common stock. The issuance of these shares settled $0.3 million of net assumed liabilities from the Business Combination with an additional transaction expense of $0.1 million recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.
In February 2024, QT Imaging and GigCapital5 entered into two additional subscription agreements with each of Donnelley Financial Solutions, LLC (“DFIN”) and IB Capital LLC (“iBankers”), dated as of February 23, 2024 and February 22, 2024, respectively (together, the “Subscription Agreements”), for the purchase of shares of common stock of QT Imaging. Pursuant to the Subscription Agreements, QT Imaging issued to each of DFIN and iBankers in satisfaction of $0.5 million and $0.6 million of fees owed to DFIN and iBankers, respectively, for their services, that number of shares of QT Imaging which at the completion of the Business Combination were converted in accordance with the terms of the Business Combination Agreement into 66,667 and 80,000 respective shares of the Company’s common stock. The issuance of these shares settled $1.1 million of net assumed liabilities from the Business Combination with an additional transaction expense of $0.5 million recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.
In February 2024, QT Imaging and LionBay Ventures (“LionBay”) entered into a Settlement and Termination Agreement (“LionBay Termination Agreement”). Pursuant to the terms of the LionBay Termination Agreement, QT Imaging terminated its Service Agreement with LionBay dated May 18, 2021 and the First Amendment of the Service Agreement dated September 9, 2021 (collectively as “Service Agreement”). In exchange for the termination of the Service Agreement and the termination of options to purchase 5,667 shares of common stock with a strike price of $25.50 per option that were issued as part of the Service Agreement, QT Imaging agreed to issue that number of shares that converted into 3,333 shares of the Company’s common stock. The issuance of these shares resulted in an additional transaction expense of $35 thousand recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.
In February 2024, QT Imaging received $0.5 million in exchange for that number of shares that converted into 66,667 shares of the Company's common stock in accordance with the terms of the subscription agreement and Business Combination Agreement. The issuance of these shares resulted in an additional transaction expense of $0.2 million recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.
Pursuant to an amendment dated December 13, 2023, between QT Imaging and Exit Strategy Partners, LLC (“Advisor”), the Company agreed to pay for Advisor’s services in exchange for that number of shares that converted into 83,334 shares of the Company’s common stock and a total cash amount of $0.2 million, of which $0.1 million was paid on the closing of the Business Combination on March 4, 2024 and the remaining $0.1 million is due on the first anniversary of the closing of the Business Combination, which is recorded in accrued expenses and other current liabilities within the consolidated balance sheet as of December 31, 2024. The total cash consideration and issuance of shares related to this amendment resulted in a transaction expense of $1.1 million recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.
On March 4, 2024, as consideration for the December 2023 Non-Redemption with certain GigCapital5 stockholders (“Non-Redeeming Stockholders”), QT Imaging issued that number of shares that converted into 142,492 shares of the Company’s common stock to the Non-Redeeming Stockholders. The issuance of these shares resulted in a transaction expense of $1.5 million recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.

On March 4, 2024, the Company issued to subscribers to the Stock Subscription Agreements entered into in November 2023 that number of shares that resulted in such parties as stockholders of QT Imaging receiving, pursuant to the Business Combination Agreement, 50,000 shares of the Company's common stock. The issuance of these shares resulted in a transaction expense of $0.5 million recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2024.
Merger Earnout Consideration Shares
Pursuant to the Second Amendment to Business Combination Agreement dated September 21, 2023, the Company is obliged to issue a maximum of 3,000,000 shares of Company's common stock (the “Merger Consideration Earnout Shares”) if certain triggering events and conditions are achieved during 2024, 2025, and 2026.
2024 Earnout Shares
Promptly following the date on which Company files its quarterly report on Form 10-Q with respect to its fiscal quarter ended September 30, 2024 with the SEC, an aggregate of 833,333 Merger Consideration Earnout Shares (the “2024 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, on or prior to such filing date, the Company has obtained a formal Food and Drug Administration (“FDA”) clearance for breast cancer screening with respect to its breast scanning systems, which remains in full force and effect as of such filing date; provided, that the 2024 Earnout Shares shall increase by 166,667 (to an aggregate of 1,000,000) Merger Consideration Earnout Shares if, in addition, during the fifteen months ended September 30, 2024, the Company either (A) makes at least eight bona fide placements of its breast scanning systems globally or (B) has revenue of at least $4.4 million as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such fifteen month period. These conditions were not met and therefore no shares were issued for the 2024 Earnout Shares during the year ended December 31, 2024.
2025 Earnout Shares
Promptly following the date on which the Company files its quarterly report on Form 10-Q with respect to its fiscal quarter ended September 30, 2025 with the SEC, an aggregate of 833,333 Merger Consideration Earnout Shares (the “2025 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, during the twelve months ended September 30, 2025, (A) the Company achieves annual revenue of at least $17.1 million as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such twelve month period, and (B) the Company makes at least four placements of its breast scanning systems in the United States; provided, that the 2025 Earnout Shares shall increase by 166,667 (to an aggregate of 1,000,000) Merger Consideration Earnout Shares if at least one of the following milestones is achieved: (x) on or prior to such filing date, the Company has obtained a formal FDA clearance for a new indication for use of its breast scanning systems (other than any indication obtained prior to the beginning of the twelve months ended September 30, 2025), which remains in full force and effect as of such filing date; or (y) the Company achieves clinical-quality patient images with the Company’s open angle scanner no later than the filing date of the quarterly report on Form 10-Q for the third quarter of 2025. These conditions were not met and therefore no shares were issued for the 2025 Earnout Shares during the year ended December 31, 2025.
2026 Earnout Shares
Promptly following the date on which the Company files its quarterly report on Form 10-Q with respect to its fiscal quarter ended September 30, 2026 with the SEC, an aggregate of 833,333 Merger Consideration Earnout Shares (the “2026 Earnout Shares”) will be issued to QT Imaging’s former stockholders if, and only if, during the twelve months ended September 30, 2026, (A) the Company has revenue of at least $30.0 million as set forth in the condensed consolidated financial statements included in the periodic reports filed by the Company with the SEC with respect to such twelve month period, or (B) the VWAP of shares of common stock equals or exceeds $45.00 per share for twenty (20) of any thirty (30) consecutive trading days on the Nasdaq exchange; provided, that the 2026 Earnout Shares shall increase by 166,667 (to an aggregate of 1,000,000) Merger Consideration Earnout Shares if at least one of the following milestones is achieved on or prior to such filing date: (x) the Company has obtained a formal FDA clearance of its open angle scanner, which remains in full force and effect as of such filing date; or (y) the Company receives net positive results in bona fide clinical trials, conducted in accordance with generally accepted industry standards, for its open angle scanner, as reported no later than the filing date of the quarterly report on Form 10-Q for the third quarter of 2026.
The Company recorded a liability of $3.7 million related to the Merger Earnout Consideration Shares within the consolidated balance sheet on the date of initial recognition (March 4, 2024). As of December 31, 2025 and 2024, the liability related to the Merger Earnout Consideration Shares was $2.2 million and $0.4 million, respectively. Refer to Note 3 - Fair Value Measurements for more information.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)
Description:	Level	December 31, 2025	December 31, 2024
Assets:
Certificate of deposit	2	$50	$20
Liabilities:
Warrant liability	2	$103	$22
Earnout liability	3	$2,210	$440
Derivative liability	3	$—	$304
Warrant Liability
The Company has determined that the warrants that were a constituent part of (i) the private placement units issued in a private placement sale by GigCapital5 prior to the Merger and (ii) the private placement units issued upon conversion of working capital notes issued by GigCapital5 (the “Working Capital Note Warrants”) prior to the Merger, which conversion occurred concurrent with the Merger (“Private Warrants”), are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). The Company determined that the fair value of each Private Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Warrants are valued upon observable data and have been classified as Level 2 financial instruments. As of December 31, 2025 and 2024, a total of 889,364 Private Warrants to purchase 296,445 shares of common stock were outstanding at an approximate fair value of $0.116 and $0.025 per warrant, respectively. Refer to Note 10 - Stockholders’ Equity (Deficit) for more information.
The activity for the fair value of the warrant liability during the years ended December 31, 2025 and 2024 was as follows:

(in thousands)	Warrant Liability
Beginning balance, January 1, 2024	$—
Net liabilities assumed from GigCapital5	9
Increase due to warrant modification	200
Change in fair value	(187)
Beginning balance, December 31, 2024	22
Change in fair value	81
Ending balance, December 31, 2025	$103
On February 26, 2025, the Company entered into the Credit Agreement that provides the Lynrock Lake Term Loan. In connection with the Lynrock Lake Term Loan, the Company issued to Lynrock Lake, pursuant to the terms of a Warrant to Purchase Common Stock (the “Lynrock Lake Warrant”), a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheets. The Company determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model. Refer to Note 7 - Long-Term Debt for more information.

Significant assumptions used in the valuation of the fair value of the Lynrock Lake Warrant as of issuance on February 26, 2025 and as of modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant terms (years)	10.0	9.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.3%	4.4%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Lynrock Lake Warrant during the year ended December 31, 2025 was as follows:

(in thousands)	Lynrock Lake Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	16,496
Change in fair value	2,901
Reclassification of warrant liability upon warrant modification	(19,397)
Ending balance, December 31, 2025	$—
On February 26, 2025, the Company issued to Yorkville a warrant to purchase 5,000,071 shares of common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. Yorkville may cashless exercise the Yorkville Warrant. The Yorkville Warrant is also subject to adjustments in the event that the Company’s common stock undergoes a split, reverse-split or similar event. Furthermore, the Yorkville Warrant has provided the holder with piggyback registration rights. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. According to Accounting Standards Codification 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheets. The Company determined the fair value of the Yorkville Warrant using the Black-Scholes Model. Refer to Note 7 - Long-Term Debt for more information.
Significant assumptions used in the valuation of the fair value of the Yorkville Warrant as of issuance on February 26, 2025 and as of modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant term (years)	5.0	4.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Yorkville Warrant during the year ended December 31, 2025 was as follows:

Yorkville Warrant
Beginning balance, January 1, 2025	$—
Fair value at issuance	2,993
Change in fair value	596
Reclassification of warrant liability upon warrant modification	(3,589)
Ending balance, December 31, 2025	$—
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
The Gulf Medical Distribution Agreement, which was signed on August 21, 2025, contained MOQs, which increased the likely expected value for revenue in 2026, resulting in a change in fair value of $1.8 million for the year ended December 31, 2025.
Significant assumptions used in the valuation of the fair value of the earnout liability as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Fair value of common stock	$6.09	$1.47
Volatility of revenue	20.0%	23.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	3.5%	4.2%
Risk premium	3.5%	2.7%
Cost of debt	15.5%	15.5%
Credit risk spread	12.0%	11.3%
Equity volatility	95.0%	120.0%

The activity for the fair value of the earnout liability for the years ended December 31, 2025 and 2024 was as follows:

(in thousands)	Earnout Liability
Beginning balance, January 1, 2024	$—
Fair value at issuance	3,670
Change in fair value	(3,230)
Beginning balance, December 31, 2024	440
Change in fair value	1,770
Ending balance, December 31, 2025	$2,210
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
•Monthly Payment Discount: if, any time after the Issuance Date, and from time to time thereafter, a Trigger Event occurs, then the Company shall make monthly payments of Triggered Principal Amount minus the lesser of (x) $1.5 million and (y) such amount of fifty percent (50%) of the Investor’s net sales proceeds of the common stock issued to Yorkville upon the Merger (the “Company Shares”) or fifty percent (50%) of the value of the Company Shares on such date the cash payment is due.
•Variable Price Conversion Right: subject to certain limitations, at any time or times on or after the Issuance Date, the Yorkville shall be entitled to convert any portion of the outstanding and unpaid Conversion Amount into fully paid and nonassessable common stock in accordance with Section (3)(b), at the Conversion Price of 95% of the lowest VWAP of the Company’s common stock during the 5 consecutive Trading Days immediately preceding the Conversion Date or the date the Holder submits an Investor Notice pursuant to and as defined in the SEPA, as applicable, or other date of determination, but not lower than the Floor Price (as such term is defined in the York Note).
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
The Company and Yorkville entered into that certain Termination Agreement, dated February 26, 2025 (the “Termination Agreement”), pursuant to which the parties acknowledged the termination of the SEPA and the Yorkville Note, effective as of February 26, 2025. As such, on the effective date of the Termination Agreement, the derivative liability was deemed to be extinguished. The Company recorded the change in fair value of the derivative liability within the consolidated statements of operations and comprehensive loss as of the date immediately prior to the effective date of the Termination Agreement. Refer to Note 7 - Long-Term Debt for more information.
Significant assumptions used in the valuation of the fair value of the derivative liability as of February 26, 2025 and December 31, 2024 were as follows:

	February 26, 2025	December 31, 2024
Fair value of common stock	$1.23	$1.47
Term in years	1.11	1.26
Volatility	125.0%	120.0%
Risk-free rate	4.1%	4.2%
Debt discount	30.0%	30.0%
The activity for the fair value of the derivative liability during the years ended December 31, 2025 and 2024 was as follows:

(in thousands)	Derivative Liability
Beginning balance, January 1, 2024	$—
Fair value at issuance	5,122
Change in fair value	(4,818)
Beginning balance, December 31, 2024	304
Extinguishment upon termination Agreement	(203)
Change in fair value	(101)
Ending balance, December 31, 2025	$—
The extinguishment of the derivative liability of $0.2 million was recorded in other expense, net within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025.

4.Inventory
Inventory consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$4,390	$2,552
Work in process	614	279
Finished goods	23	310
Total	$5,027	$3,141
5.Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

(in thousands)	Useful Life	December 31, 2025	December 31, 2024
Scanners	5 Years	$1,936	$1,905
Computer and lab equipment	3-5 Years	1,647	1,425
Leasehold improvements	Various	421	421
Software	3 Years	50	50
Furniture and fixtures	7 Years	82	82
		4,136	3,883
Less: accumulated depreciation		(3,818)	(3,687)
		$318	$196
Depreciation expense was $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.
6.Balance Sheet Details
Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid insurance	$96	$179
Other receivable	99	186
Other prepaid expenses	626	152
Total	$821	$517

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Accrued legal	$1,937	$1,867
Accrued personnel costs	1,489	964
Accrued purchases	94	2
Deferred revenue	7	49
Accrued excise taxes	—	207
Accrued advisory fee	—	100
Other	298	410
Total	$3,825	$3,599
7.Long-Term Debt
Paycheck Protection Program Loan
On February 24, 2021 and May 5, 2020, the Company received loans (“PPP Loans”) from US Bank in the amounts of $1.2 million (“Loan 2”) and $1.2 million (“Loan 1”), respectively, to fund payroll, rent and utilities through the Paycheck Protection Program (“PPP”).
As of December 31, 2024, the total principal outstanding under Loan 1 was $32 thousand, all of which was current. Loan 1 was due and repaid in full on May 5, 2025.
As of December 31, 2025, the total principal outstanding under Loan 2 was $9 thousand, which was current. As of December 31, 2024, the total principal outstanding under Loan 2 was $0.1 million, of which $0.1 million was current and $9 thousand was noncurrent.
Interest expense for Loan 1 and Loan 2 for the years ended December 31, 2025 and 2024 was immaterial.
Yorkville Pre-Paid Advance
On March 4, 2024, the Company received a Pre-Paid Advance of $10.0 million from Yorkville and issued Yorkville the Yorkville Note in the amount of $10.0 million for such Pre-Paid Advance that was originally due 15 months from the date of issuance, and interest shall accrue on the outstanding balance of the Yorkville Note at an annual rate equal to 6%, subject to an increase to 18% upon an event of default as described in the Yorkville Note. The Yorkville Note is convertible by Yorkville into shares of the Company's common stock. As consideration for the Pre-Paid Advance, immediately prior to, and substantially concurrently with, the closing of the Business Combination, QT Imaging issued to Yorkville that number of shares of QT Imaging which converted in the aggregate into 333,334 shares of the Company's common stock upon the completion of the Business Combination. The proceeds of $10.0 million were recorded between the promissory note and common stock less debt origination costs of $1.0 million, consisting of a $0.4 million commitment fee for the SEPA and an original issue discount of 6% for the Yorkville Note, on a relative fair value basis. Expenses related to a structuring fee was $20 thousand for the year ended December 31, 2024, respectively, and was included in other expense, net in the consolidated statements of operations and comprehensive loss. As noted in Note 3 - Fair Value Measurements, the Pre-Paid Advance contained Derivatives that were bifurcated and recorded a separate instrument. The initial value of the Derivatives of $5.1 million was recorded as a debt discount against the Pre-Paid Advance.
Under the terms of the original Yorkville Note, a “Trigger Event” shall occur if the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (a “Floor Price Trigger” and the last such day of such occurrence, a “Trigger Date”). If, at any time six months after the issuance of the Yorkville Note, a Trigger Event occurs, then the Company will be obligated to make monthly payments in an amount equal to the sum of (i) $1.5 million of principal in the aggregate among all promissory notes issued to Yorkville (or the outstanding principal if less than such amount) (the “Triggered Principal Amount”), plus (ii) a payment premium of 5% in respect of such Triggered Principal Amount, and (iii) accrued and unpaid interest hereunder as of each payment date beginning on the 5th trading day after the Trigger Date and continuing on the same day of each successive calendar month to Yorkville pursuant to the terms of the Yorkville Note. However, in the event that the Company shall be required to make such cash payments to Yorkville under the Yorkville Note as a result of the occurrence of a Trigger Event, the Company shall be entitled upon written notice to Yorkville, to direct that Yorkville (i) if Yorkville has sold the Company Shares that it received upon the completion of the Merger to apply, in accordance with the terms of the Yorkville Note, up to 50% of Yorkville’s net sale proceeds of the Company Shares to satisfy, in part or in whole, the Triggered Principal Amount of such cash payments due to Yorkville or (ii) or if Yorkville has not sold the Company Shares, to apply up to 50% of the value of the Company Shares on such date the cash payment is due based on the VWAP as quoted by Bloomberg LP of the Company Shares as an offset of the Triggered Principal Amount of the cash payments due to Yorkville. The obligation of the Company to make monthly prepayments due to the occurrence of a Floor Price Trigger shall cease (with respect to any payment that has not yet come due) if any time after the Trigger Date (a) the Company reduces the Floor Price to an amount that is at least 50% of the daily VWAP of the common stock or (b) the daily VWAP is greater than 110% of the Floor Price for a period of five consecutive trading days, unless a subsequent Trigger Event occurs. Furthermore, within one trading day of a Floor Price Trigger that remains after application of all amounts related to the Company Shares as described above, the Company shall reduce the Floor Price to an amount that is at least 50% of the daily VWAP of the common stock, and provide Yorkville written confirmation of such reduction of the Floor Price or be obligated to make the above monthly cash payments.
Following the effectiveness of the registration statement on Form S-1 that the Company filed to register the shares to be issued pursuant to the SEPA, the Floor Price for Yorkville was $2.6304 per share. For the first five trading days commencing after six months after the issuance of the Yorkville Note, which ended on September 11, 2024, the daily VWAP of the common stock was less than the Floor Price, and as a result, September 11, 2024 constitutes a Trigger Date, and on that Trigger Date, a Trigger Event occurred due to a Floor Price Trigger. Accordingly, on September 13, 2024, the Company made the initial payment due to Yorkville as a result of the Trigger Event that occurred on September 11, 2024 in an amount totaling $1.5 million, the calculation of which reflects a reduction to the Triggered Principal Amount by 50% of the net sale proceeds of the Company Shares by Yorkville following the closing of the Business Combination. The total payment of $1.5 million was comprised of $1.1 million of principal, $0.3 million of accrued interest, and $0.1 million of 5% early payment premium. The Company recognized the 5% early payment premium as interest expense within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.
On September 26, 2024, the Company and Yorkville entered into an Omnibus Amendment (the “Omnibus Amendment”), pursuant to which the Company and Yorkville agreed to amend certain terms of the Yorkville Note to reduce the Company’s obligations resulting from the occurrence of the Trigger Event. Pursuant to the Omnibus Amendment, the maturity date of the Yorkville Note was extended approximately six months from June 4, 2025 to December 15, 2025. Further, the Omnibus Amendment acknowledges the Company’s obligation to make monthly payments to Yorkville in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and revised the Yorkville Note to provide that no further monthly payments will be owed during the period beginning on the date of the Omnibus Amendment and ending on January 15, 2025. In exchange for this relief, beginning on January 15, 2025, and continuing on the same day of each successive calendar month until and including November 15, 2025, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company will make monthly payments in an amount equal to $0.5 million plus the payment premium of 5% plus accrued and unpaid interest under the Yorkville Note as of each such payment date. Such monthly payments will not be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the VWAP as quoted by Bloomberg, LP. The Omnibus Amendment also provided that 100% of the proceeds of the sale of the remaining 133,334 Company Shares held at the time of entry into the Omnibus Amendment by Yorkville shall be retained by Yorkville and shall not be used to offset or reduce any amounts owed under the Yorkville Note, or to otherwise benefit the Company in any way. Pursuant to the Omnibus Amendment, the delisting of the Company’s common stock from trading on the Nasdaq Stock Market will not constitute an Event of Default, provided that (i) the Company uses its best efforts to have its common stock relisted on the Nasdaq Stock Market as soon as possible and (ii) the Company’s common stock is listed on the OTC Markets’ OTCQX market tier within 30 days in the event that a delisting from the Nasdaq Stock Market occurs. The Omnibus Amendment was accounted for as a troubled debt restructuring, resulting in a prospective adjustment to the effective interest rate.
On October 31, 2024, the Company and Yorkville executed the Second Omnibus Amendment to the Yorkville Note (the “Second Amendment”), pursuant to which the maturity date of the Yorkville Note was extended from December 15, 2025 to March 31, 2026. Further, the Second Amendment acknowledged the Company’s obligation to make monthly payments to Yorkville in the amount of the Trigger Principal Amount due to the occurrence of the Trigger Event and no further monthly payments will be owed during the period beginning on the date of the Second Amendment and ending on February 15, 2025. In exchange for this relief, beginning on February 15, 2025, and continuing on the same day of each successive calendar month until and including February 15, 2026, whether or not a Trigger Event has occurred and is continuing as of such dates, the Company agreed to make monthly payments in an amount equal to $0.5 million plus the payment premium plus accrued and unpaid interest as of each such payment date. Such monthly payments under the Second Amendment were not to be reduced or offset by any amount, including, but not limited to, any net sales proceeds of the Company Shares or any value of the Company Shares based on the VWAP as quoted by Bloomberg, LP. Further, pursuant to the terms of the Second Amendment, the Company elected to reduce the Floor Price to $1.50 per share, effective as of the date of the Second Amendment. In addition, the Second Amendment provided that to the extent that Yorkville converts any portion of the Investor Note into shares of the common stock between the date of the Second Amendment and January 15, 2025, the first $0.5 million of such conversions of the Yorkville Note shall reduce the principal balance of the Yorkville Note. For the avoidance of doubt and without implication that the opposite would otherwise be true, all other conversions of the Yorkville Note pursuant to the Second Amendment were to be applied as provided for in and consistent with the terms of the Yorkville Note. The Second Amendment also provided that in the event that the common stock is delisted from trading on the Nasdaq Stock Market, Yorkville consents to the occurrence of such delisting from the Nasdaq Stock Market, if it is to happen, and that it will not constitute an Event of Default as defined per the Omnibus Amendment, provided that (i) the Company uses its best efforts to have the common stock relisted on the Nasdaq Stock Market as soon as possible and (ii) the common stock is listed on the OTC Markets’ OTCQX or OTCQB market tiers within 30 days in the event that a delisting from the Nasdaq Stock Market occurs. The Second Amendment was accounted for as a debt modification, resulting in a prospective adjustment to the effective interest rate.
On November 4, 2024, Yorkville converted $0.3 million of outstanding principal into 128,020 shares of common stock with an applicable conversion price of $1.9887 per share. On December 6, 2024, Yorkville converted an additional $0.3 million of outstanding principal under the Yorkville Note into 173,059 shares of common stock with an applicable conversion price of $1.50 per share.
On January 9, 2025, the Company and Yorkville entered into the Third Omnibus Amendment to the Yorkville Note, (the “Third Amendment”), pursuant to which, the Company and Yorkville agreed that for $1.5 million of the then current outstanding balance due under the Yorkville Note (principal and unpaid accrued interest), the fixed price for conversion shall be modified to $1.752 per share, and for the remainder of the balance, the fixed price shall not be changed but shall remain $13.84185 per share as provided for in the Yorkville Note when the Company issued it on March 4, 2024. Further, the Third Amendment removed the Company’s obligation to make monthly payments to Yorkville, previously owing due to the occurrence of the Trigger Event, through the maturity date of the Yorkville Note of March 31, 2026. In exchange for this relief, the aggregate purchase price owed to the Company from the first Advance that occurs pursuant to the terms of the SEPA (the “Advance Proceeds”) shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable), and that for any subsequent Advances pursuant to the terms of the SEPA, Yorkville shall pay half of such Advance Proceeds directly to the Company and the other half of such Advance Proceeds shall be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable). On January 9, 2025, the Company delivered its first Advance Notice as defined under the SEPA for the sale of 295,000 shares of common stock. This resulted in the reduction of an additional $0.2 million in principal of the Yorkville Note.
On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3.0 million in cash and issued to Yorkville a warrant to purchase 5,000,071 shares of its common stock at an exercise price of 1.20 per share pursuant to the Yorkville Warrant to fully settle and discharge the Company’s obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant is exercisable until February 26, 2030. The Company and Yorkville also entered into that certain Termination Agreement, dated February 26, 2025, pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025. The fair value of the Yorkville Warrant at issuance amounted to $3.0 million. As a result of the extinguishment of the Yorkville Note, the Company recorded an expense of $1.9 million in other expense, net within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. As of December 31,

2024, the outstanding amount of the Yorkville Note was $3.5 million, net of the unamortized debt discount of $4.8 million and accrued interest of $0.2 million. As of December 31, 2025, there was no amount outstanding for the Yorkville Note. Interest expense, including amortization of debt issuance costs, for the years ended December 31, 2025 and 2024 was $0.5 million and $3.7 million, respectively.
Cable Car Note
In February 2024, GigCapital5 and QT Imaging entered into the Cable Car Note with Cable Car, pursuant to which Cable Car agreed to advance $1.5 million at the closing of the Business Combination, as was evidenced by the Loan dated March 4, 2024, by and between QT Imaging and Cable Car. The Loan does not bear interest, and is due and payable 13 months after issuance, unless the time for payment is accelerated as a result of an event of default. As full compensation to Cable Car for the Loan to QT Imaging in lieu of any simple or in-kind interest on the Loan, QT Imaging issued to Cable Car that number of shares of QT Imaging which at the completion of the Business Combination would be converted in accordance with the terms of the Business Combination Agreement into 60,000 shares of the Company's common stock. The proceeds of $1.5 million were recorded between the promissory note and common stock less debt origination costs of $41 thousand, consisting of legal fees, on a relative fair value basis.
On January 9, 2025, the Company and Cable Car entered into an Omnibus Amendment (the “Cable Car Amendment”) to amend certain terms of the Cable Car Note, including a reduction of the conversion price for the Cable Car Note to $1.752 per share. Further, the Cable Car Amendment provides that the maturity date for the Cable Car Note shall be extended to March 31, 2026, in exchange for an extension fee (the “Extension Fee”) of $0.1 million to Cable Car, with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee shall also be converted. No interest shall accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest shall accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest shall be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest shall also be converted. In addition, in connection with any sale, assignment, transfer, or other disposition (a “Cable Car Sale”) of any shares into which the Cable Car Note is converted pursuant to its terms, the Cable Car Amendment provides that to the extent such Cable Car Sale is made pursuant to Rule 144, provided that Rule 144 is available as an exemption from the registration requirements for such Cable Car Sale, if requested by Cable Car and upon delivery by Cable Car of such customary representations and other documentation reasonably acceptable to the Company in connection with transactions relying upon Rule 144, the Company shall use commercially reasonable efforts to cause its transfer agent to remove any restrictive legends related to the book entry account holding such shares sold or disposed of by Cable Car without restrictive legends within two business days of such request. The Company recorded the Extension Fee of $0.1 million in other expense, net within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
On February 26, 2025, the Company used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1.6 million in cash to fully settle and discharge the Company’s obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed. As a result of the extinguishment of the Cable Car Note, the Company recorded an expense of $0.1 million in other expense, net within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
As of December 31, 2024, the outstanding amount of the Cable Car Note was $1.4 million, net of unamortized issuance costs of $0.1 million. As of December 31, 2025, there was no amount outstanding for the Cable Care Loan. Interest expense, including amortization of debt issuance costs, for the years ended December 31, 2025 and 2024 was $36 thousand and $0.4 million, respectively.
Lynrock Lake Term Loan
On February 26, 2025, the Company entered into the Lynrock Lake Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. The Lynrock Lake Credit Agreement is secured by a first priority lien on substantially all assets of the Company and provides for a term loan in the aggregate principal amount of $10.1 million at an interest rate of 10.0% per annum, compounded quarterly. The maturity date of the Lynrock Lake Credit Agreement is March 31, 2027.

The Lynrock Lake Term Loan shall be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid interest and any outstanding and payable fees.
Subject to the payment of the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), the Company may at any time prior to the maturity date optionally prepay the term loan, in full or in part, upon irrevocable written notice of three business days prior to the proposed prepayment; provided that if such prepayment is to be funded with the proceeds of a refinancing or disposition, such notice of prepayment may be revoked if the financing or disposition is not consummated; provided further, that any such prepayment made in connection with, or in anticipation of, a Change of Control (as defined in the Lynrock Lake Credit Agreement) will also be subject to a prepayment premium equal to 20% of the amount of principal being prepaid (the “Prepayment Premium”). Partial prepayments of the term loan shall be in an aggregate principal amount of $0.3 million or a whole multiple thereof.
Subject to the payment of the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), at the option of Lynrock Lake, the Company will make mandatory repayments of the term loan upon the following occurrences:
•     If on any date the Company or any of its subsidiaries will receive any cash proceeds from any Extraordinary Receipt (as defined in the Lynrock Lake Credit Agreement) in an amount equal to or exceeding $0.3 million in the aggregate, the Company shall prepay the term loan within five business days of receipt of such cash proceeds, in an amount equal to 100% of the cash proceeds of such Extraordinary Receipt (as defined in the Lynrock Lake Credit Agreement);
•     If any indebtedness will be incurred by the Company or any subsidiary thereof (excluding any indebtedness that the Lynrock Lake Credit Agreement permits the Company to incur), an amount equal to 100% of the net cash proceeds thereof shall be applied on the date of incurrence or receipt toward the prepayment of the term loan;
•     If on any date the Company or any of its subsidiaries will receive net cash proceeds in an amount equal to or exceeding (i) $0.3 million in any single transaction or series of related transactions or (ii) $0.3 million in the aggregate for all transactions during the term of the Lynrock Lake Credit Agreement from any Asset Sale (as defined in the Lynrock Lake Credit Agreement) or Recovery Event (as defined in the Lynrock Lake Credit Agreement) then the Company or such subsidiary shall prepay the term loan, on or prior to the date which is five business days after the date of the realization or receipt by the Company or subsidiary in an amount equal to 100% percent of such proceeds; and
•     Subject to the payment of the Prepayment Premium in addition to the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), in the event that a Change of Control (as defined in the Lynrock Lake Credit Agreement) will occur, the Company shall prepay all of the outstanding term loan, on or prior to the date which is two business days after the date of such Change of Control (as defined in the Lynrock Lake Credit Agreement).
There are no requirements to make any prepayment in the event that the Company sells any of its capital stock. In addition, at the option of Lynrock Lake, the Company shall also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if the Company or its subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of December 31, 2025, Lynrock Lake has not elected the repayment option in the amount equal to 15% percent of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
Furthermore, in connection with the Lynrock Lake Term Loan, the Company issued to Lynrock Lake the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of its common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Warrant at issuance amounted to $16.5 million.
Upon issuance of the Lynrock Lake Term Loan, the Company recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, in other expense, net within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
On August 26, 2025, the Company and Lynrock Lake entered into the Lynrock Lake Amended Credit Agreement to add Tranche B in the amount of $5.0 million to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. Tranche B is subject to the Tranche B Premium equal to 6% multiplied by the sum of (a) the principal of Tranche B being repaid plus (b) all related accrued and unpaid interest. Subject to the payment of the Make-Whole Amount, if the Company receives Net Cash Proceeds (as defined in the Lynrock Lake Credit Agreement) from any sale or issuance of the Company’s common stock, then the Company shall, at the option of Lynrock Lake, prepay, or cause to be prepaid, Tranche B on or prior to the date which is thirty days after the date of the receipt by the Company of such Net Cash Proceeds in an amount equal to the lesser of (i) 100% of such Net Cash Proceeds or (ii) the principal amount of Tranche B on such date of prepayment, together with all accrued and unpaid interest thereon and any outstanding fees or premium, if any, payable in accordance with the Lynrock Lake Term Loan. Additionally, in connection with any mandatory prepayment of Tranche B on or prior to December 31, 2025, such mandatory prepayment will be subject to the payment of the Tranche B Premium instead of the Make-Whole Amount.
On October 6, 2025, the Company repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement. Refer to Note 10 - Stockholders’ Equity (Deficit) for more information.
As of December 31, 2025, the outstanding amount of the Lynrock Lake Term Loan was $0.7 million, net of the unamortized debt discount of $9.4 million, and accrued interest of $0.9 million. Interest expense, including amortization of debt issuance costs, for the year ended December 31, 2025 was $1.6 million.
Future principal payments on the long-term debt as of December 31, 2025 are as follows:

(in thousands)
Year ending December 31:
2026 (remaining)	$9
2027	10,100
Total payments	10,109
Less: Unamortized debt issuance costs	(9,417)
Less: Current maturities of long-term debt	(9)
Long-term debt	$683
In February 2026, the Company obtained waivers from Lynrock Lake in connection with the debt covenant non-compliance related to the first three quarters of 2025. The Company was in compliance with the debt covenant covered by the Lynrock Lake Term Loan for the fourth quarter of 2025. Accordingly, the Lynrock Lake Term Loan has been classified as a non-current liability on the consolidated balance sheet as of December 31, 2025.
8.Leases
The Company leases its operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.

The following table reflects the Company’s ROU assets and lease liabilities as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Assets:
Operating lease ROU assets, net	$573	$935
Liabilities:
Operating lease liabilities, current	$454	$406
Operating lease liabilities	203	657
	$657	$1,063
The following table presents supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Operating cash flows from operating leases	$476	$462
As of December 31, 2025, the maturity of operating lease liabilities was as follows:

(in thousands)
Year ending December 31:
2026	$490
2027	207
Total payments	697
Less: Interest	(40)
Present value of obligations	$657
The operating lease expense for the years ended December 31, 2025 and 2024 was $0.5 million and $0.5 million, respectively, of which $23 thousand and $22 thousand, respectively, were related to leases with a term of less than 12 months.
As of December 31, 2025, the weighted-average remaining lease term was 1.4 years and the weighted-average discount rate was 8%. As of December 31, 2024, the weighted-average remaining lease term was 2.4 years and the weighted-average discount rate was 8% for the year ended December 31, 2024.
9.Contingencies
Litigation
The Company is subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on the Company’s consolidated financial statements.
10.Stockholders’ Equity (Deficit)
Common Stock
Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance 500,000,000 shares of common stock, with a par value of $0.0001. The holder of each share of common stock is entitled to one vote.

Common stock reserved for future issuance as of December 31, 2025 was as follows (in thousands):

Common stock warrants	34,307
Pre-funded warrants	1,808
Merger earnout consideration shares	1,000
Options outstanding under the 2024 Incentive Plan	1,116
Options available under the 2024 Incentive Plan	83
Options outstanding under the Inducement Equity Incentive Plan	108
RSUs outstanding under the Inducement Equity Incentive Plan	220
Potential shares from convertible notes	89
38,731

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding. The Board of Directors has the authority to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of preferred stock could have the effect of decreasing the trading price of common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company.
Warrants (Public Warrants, Private Warrants, Working Capital Note Warrants, PIPE Warrants, Lynrock Lake Warrant, and Yorkville Warrant)
The Public Warrants, Private Warrants, and Working Capital Note Warrants (collectively, the “PubCo Warrants”) were originally issued with an exercise price of $34.50 per share, and pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”), the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $27.60 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $27.60 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.
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
Under the terms of the Warrant Agreement, the Company agreed to use its best efforts to file a new registration statement under the Securities Act of 1933, as amended, following the completion of the Merger, for the registration of the shares of common stock issuable upon exercise of the warrants included in the public units issued in the Company’s initial public offering, the private placement units undertaken by the Company concurrently with its initial public offering and the private placement units that were issued upon conversion of working capital notes issued by the Company prior to the Merger, which conversion occurred concurrent with the Merger. The new registration statement was filed on April 1, 2024, and was declared effective by the SEC on May 22, 2024.
On May 13, 2024, the exercise price of PubCo Warrants was reduced from $34.50 to $6.90 per warrant and the price per share related to the redemption events described above decreased from $54.00 per share to $10.80 per share in accordance with the terms of the Warrant Agreement as discussed above. As of May 13, 2024, the PubCo Warrants were comprised of 7,666,767 Public Warrants, 264,990 Private Placement Warrants, and 31,455 Working Capital Note Warrants, which were issued under the same Warrant Agreement described above. The modification in exercise price related to the Public Warrants, which are equity classified, was accounted as a deemed dividend, which resulted in an adjustment of $5.2 million to accumulated deficit during the year ended December 31, 2024. The effect of the modification in exercise price related to the Private Placement Warrants and Working Capital Note Warrants, which are liability classified, was recorded in other expense, net within the consolidated statements of operations and comprehensive loss and amounted to $0.2 million during the year ended December 31, 2024. During the year ended December 31, 2025, Public Warrants to purchase 80,405 shares of common stock were exercised for aggregate proceeds of $0.6 million. As of December 31, 2025, there were 7,882,807 PubCo Warrants outstanding with an exercise price of $6.90 per warrant and expiring on March 4, 2029.
On November 22, 2024, the Company completed a private placement with related parties (the “November 2024 Private Placement”), pursuant to the terms and conditions of a securities purchase agreement (the “November 2024 Securities Purchase Agreement”). Each of the warrants sold in the November 2024 Private Placement (the “November 2024 PIPE Warrants”) is exercisable for one third of a share of common stock at an exercise price of $2.016 per share, and is exercisable beginning on May 22, 2025 and ending on May 22, 2030. At the closing of the Private Placement, the Company issued November 2024 PIPE Warrants to purchase up to 1,458,314 shares of common stock that are issuable upon its exercise.
The Company entered into a Securities Purchase Agreement (the “First Securities Purchase Agreement”), dated April 9, 2025, by and between the Company, on the one hand, and Dr. Avi Katz, the Chairman of the Company’s Board of Directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of the Company’s Board of Directors, on the other hand (the “April 2025 Private Placement”). On April 24, 2025, at the closing of the April 2025 Private Placement, the Company issued (i) 261,644 shares of common stock at a per share purchase price of $1.911, which represented 110% of the volume weighted trading price for the common stock on April 9, 2025; and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 523,286 shares of common stock with a per share exercise price of $2.16. The aggregate gross proceeds to the Company from the April 2025 Private Placement was approximately $0.5 million, before deducting the offering expenses payable by the Company, which expenses consisted solely of legal fees. The Company used the net proceeds from the April 2025 Private Placement for working capital purposes.
On May 12, 2025, the Company entered into a Securities Purchase Agreement (the “Second Securities Purchase Agreement”) for another PIPE investment (the “May 2025 Private Placement”) in an amount of approximately $0.2 million, pursuant to which the Company issued 68,447 shares of common stock plus a PIPE Warrant to purchase 68,447 shares of common stock. The proceeds of this PIPE investment was used for working capital purposes. The May 2025 Private Placement provides a per share purchase price of $2.922, which represents 110% of the five-day volume weighted trading price for the common stock through May 9, 2025, and the per share exercise price of the warrant is $3.36.
On September 30, 2025, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”), by and between the Company, on the one hand, and certain accredited investors and qualified institutional buyers, led by the Purchasers for the “October 2025 Private Placement.” At the closing of the October 2025 Private Placement on October 3, 2025, the Company issued (i) 2,232,243 shares of our common stock, par value $0.0001 per share; (ii) Subscription PIPE Warrants with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) 5,424,083 pre‑funded PIPE Warrants to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance (the “Pre-Funded Warrants”). The purchase price of each share of common stock was $4.50 and the purchase price for each Pre‑Funded Warrant was $4.4997. Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to the Company from the October 2025 Private Placement was approximately $18.2 million, before deducting the offering expenses payable by the Company, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement The Company used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan. The per share exercise price of each Subscription PIPE Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003.
As of December 31, 2025, there were a total 7,898,374 PIPE Warrants outstanding including the Pre-Funded Warrants.
In connection with the Lynrock Lake Term Loan, on February 26, 2025, the Company issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that the Company issues shares of common stock (or derivative securities) at a price that is either less than the $1.20 exercise price or the fair market value of a share of common stock from the immediately prior trading day. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. The fair value of the Lynrock Lake Warrant on modification date was $19.4 million. As of December 31, 2025, the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock was outstanding.
On February 26, 2025, the Company issued to Yorkville a warrant to purchase 5,000,071 shares of its common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant. The Yorkville Warrant is exercisable until February 26, 2030. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside the company’s control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. The fair value of the Yorkville Warrant on modification date was $3.6 million. On August 26, 2025, the Company repurchased the Yorkville Warrant for an aggregate price of $5.0 million.

11.Stock Incentive Plans
Inducement Equity Incentive Plan
On August 22, 2025, the Company adopted the Inducement Equity Incentive Plan (the “Inducement EIP”), which authorized 108,333 shares of common stock. On November 14, 2025, the Company authorized an additional 220,000 shares of common stock under the Inducement EIP. RSUs to purchase 220,000 shares of common stock at a weighted-average fair value of $6.25 per share, were issued during the year ended December 31, 2025. There was no intrinsic value for the options outstanding as of December 31, 2025. The following table summarizes information regarding activity in the Inducement EIP during the year ended December 31, 2025:

(Shares in thousands)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Number of RSUs	Weighted-Average Remaining Contractual Life (years)
Outstanding, January 1, 2025	—	$—	—	—	—
Options granted	108	7.47	9.7	—	—
RSUs granted	—	—	—	220	9.9
Outstanding, December 31, 2025	108	$7.47	9.7	220	9.9
Vested as of December 31, 2025	—	—	—	—	—
Expected to vest as of December 31, 2025	108	$7.47	9.7	220	9.9
2024 Equity Incentive Plan
On February 15, 2024, at the Annual Meeting, the GigCapital5 stockholders considered and approved the 2024 Equity Incentive Plan (the “2024 EIP”) and reserved 786,031 shares of common stock for issuance thereunder. The 2024 EIP became effective immediately upon the closing of the Business Combination on March 4, 2024. The term of the 2024 EIP is 10 years. The number of shares of common stock reserved for issuance under the 2024 EIP will automatically increase on January 1 of each year, beginning on January 1, 2025 and continuing through January 1, 2035, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board of Directors. Under the 2024 EIP, the Company may issue stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs, and performance awards (“PAs”). The term of stock options may not exceed 10 years and is subject to vesting conditions, which is subject to the option holder’s continued service to the Company. The exercise price of any stock option award cannot be less than fair market value of the Company’s common stock, provided, however, that an incentive stock option granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, must have an exercise price of no less than 110% of the fair market value of the Company’s common stock and a term that does not exceed five years.
On January 1, 2025, an additional 446,137 shares of common stock were added to the 2024 EIP.
The following table summarizes information regarding activity in the 2024 EIP during the year ended December 31, 2025 (in thousands, except per share price):

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025(1)(2)	652	$2.25	9.5	$2,512
Granted	641	2.71		2,173
Exercised	(33)	2.25		128
Cancelled	(144)	2.20		560
Outstanding, December 31, 2025	1,116	$2.52	8.4	$3,996
Exercisable as of December 31, 2025	557	$2.14	7.7	$2,204
Expected to vest as of December 31, 2025	559	$2.89	9.1	$1,792
(1)Share amounts as of January 1, 2025 and prior to that date differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (As described in Note 1, The Company and Summary of Significant Accounting Policies). Specifically, the number of common stock outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.
(2)The options outstanding as of December 31, 2024 were revised by 88,000 from the amount previously reported on the Annual Report on Form 10-K for the year ended December 31, 2024. The effect on stock-based compensation was immaterial.

The determination of the fair value of options granted under the Inducement EIP and the 2024 EIP during the years ended December 31, 2025 and 2024 was computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Stock price per share	$3.40	$2.16
Expected option term (years)	5.6	5.7
Expected volatility	71.4%	67.9%
Risk-free rate of return	4.0%	4.3%
Expected annual dividend yield	—%	—%
Weighted-average grant date fair value	$2.21	$1.38
Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on the analysis of volatilities of the Company’s selected public peer group over a period commensurate with the expected term of the options. The expected term of employee options represents the weighted-average period the options are expected to remain outstanding and was derived using the simplified method for awards that qualify for its “plain-vanilla” options. All awards that are outstanding are qualified for “plain-vanilla” options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term in consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.
Stock-based Compensation
The following table shows stock-based compensation expense by functional area in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Research and development	$72	$58
Selling, general and administrative	729	232
	$801	$290
Stock-based compensation expense capitalized to inventory for years ended December 31, 2025 and 2024 was insignificant.
As of December 31, 2025, the total unrecognized compensation cost related to all nonvested stock options and RSUs was $2.7 million and the weighted-average period over which it is expected to be recognized is 3.1 years.
12.    Revenue Recognition
Revenue recognized during the years ended December 31, 2025 and 2024 is disaggregated as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Product	$18,750	$4,680
Service	175	199
	$18,925	$4,879
Revenue recognized by geography during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
United States	$18,883	$4,824
International	42	55
	$18,925	$4,879
The Company had no contract assets as of December 31, 2025 and 2024. The Company had contract liabilities of $7 thousand as of December 31, 2025, all of which is expected to be recognized as revenue in the next twelve months. The Company had contract liabilities of $49 thousand as of December 31, 2024. Contract liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. Revenue recognized during the year ended December 31, 2025 that was previously included in contract liabilities as of December 31, 2024 was $49 thousand.
13.    Income Taxes
Loss before income tax benefit consisted of the following for the years ended December 31, 2025 and 2024 :

(in thousands)	December 31, 2025	December 31, 2024
United States	$(21,084)	$(9,001)
International	—	—
Loss before income tax benefit	$(21,084)	$(9,001)

Income tax benefit consisted of the following for the years ended December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Current:
Federal	$(3)	$(5)
State	2	(11)
Foreign	—	—
Total current tax benefit	(1)	(16)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax expense	—	—
Total income tax benefit	$(1)	$(16)
Income tax benefit differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax loss as a result of the following for the years ended December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Federal tax at statutory rate	$(4,428)	$(1,890)
State taxes	2	(1,486)
Change in valuation allowance	1,020	5,861
Acquired intangibles	—	(2,142)
Nondeductible	3,125	(481)
Other	280	122
Total income tax benefit	$(1)	$(16)
State taxes in California made up the majority (greater than 50%) of the tax effect in this category. In the year ended December 31, 2025, the Company received tax refund, net of $2 thousand from the State of California. The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are related to the following as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$7,715	$5,753
Stock-based compensation	1,134	956
Operating lease liabilities	184	295
Section 174 expenses, net	505	1,009
Accruals and reserves	407	412
Intangible assets	2,562	2,775
Property and equipment	82	76
Other	1	—
Gross deferred tax assets	12,590	11,276
Valuation allowance	(12,430)	(11,017)
Net deferred tax assets	160	259
Deferred tax liabilities:
Operating lease right-of-use assets	(160)	(259)
Net deferred tax assets (liabilities)	$—	$—
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our gross deferred tax assets, which are fully offset by the valuation allowance. As of December 31, 2025, based on the Company’s recent history of losses and its forecasted losses, management believes on the more-likely-than-not basis that a full valuation allowance is required. Accordingly, the Company provided a full valuation allowance on its federal and state deferred tax assets. During the years ended December 31, 2025 and 2024, the valuation allowance increased by $1.4 million and $5.9 million, respectively. As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $27.3 million and $28.9 million respectively. The federal NOL will not expire and the state NOL will begin to expire in 2041.
The Internal Revenue Code (“IRC”) of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under IRC Section 382. Events which may cause limitations in the amount of the NOL that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state NOL may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is a follows as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Balance as the beginning of the year	$49	$49
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	—	—
Balance as the end of the year	$49	$49
As of December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $49 thousand, including interest and penalties of nil. As of December 31, 2025, none of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company files income tax returns in the federal and California state jurisdictions. The Company is not currently undergoing any income tax examinations nor did any examinations occur for the tax years 2021 through 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among its provisions, OBBBA introduced Section 174, which allows for the immediate expensing of domestic research and experimental expenditures, reversing the amortization requirement enacted under the Tax Cuts and Jobs Act of 2017. Taxpayers may elect to expense such costs either entirely in the year incurred or ratably over a two-year period. The Company will elect to expense over a two-year period. As the Company has historically been in a loss position, the election to deduct domestic research and experimental expenditures will not have any impact to its financial results for the year ended December 31, 2025.

14.    Related Party Transactions
Convertible Notes Payable
The Company’s three convertible notes to three of its stockholders for advances up to $3.5 million in principal issued in July 2020 (the “2020 Notes”) bear annual interest of 5% on any amounts drawn. The additional note issued in March 2022 as part of the 2020 Notes, has an annual interest rate of 8%. All principal and interest payments were initially due on or before July 1, 2025. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on these convertible notes payable was extended to October 21, 2027.
The 2020 Notes are convertible, at the holder’s option, into shares of common stock of the Company at the lower of $43.77 per share or the offering price in a financing of at least $5.0 million in equity from unaffiliated parties. As of December 31, 2025, an aggregate of 89,303 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted. Management assessed whether the embedded features in the 2020 Notes should have been bifurcated from the debt host and concluded that none of the features were required to be accounted for separately from the debt instruments.
As of December 31, 2025 and 2024, the outstanding amount of the 2020 Notes was $3.2 million and $3.1 million, respectively, and accrued interest was $0.7 million and $0.6 million, respectively.
Working Capital Note
On May 3, 2023, the Company issued a promissory note (the “Working Capital Note”) to a stockholder for a principal amount of $0.3 million. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $0.1 million, August 15, 2023 to add an additional principal amount of $0.1 million, August 29, 2023 to add an additional principal amount of $0.1 million, September 12, 2023 to add an additional principal amount of $0.1 million, September 15, 2023 to add an additional principal amount of $0.1 million, and October 26, 2023 to add an additional principal amount of $0.1 million, for an aggregate principal amount outstanding as of December 31, 2025 and 2024 under the Working Capital Note of $0.7 million. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which the Company consummated the Business Combination with GigCapital5; (ii) the date the Company winds up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the Closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027. Refer to Note 7 - Long-Term Debt for more information.

Private Placement
On April 24, 2025, the Company completed the First Securities Purchase Agreement for net proceeds of $0.5 million in exchange for a total of 261,644 shares of the Company’s common stock and warrants to purchase 523,286 shares of common stock that are issuable upon exercise. Refer to Note 10 - Stockholders’ Equity (Deficit) for more information.
Sublease Agreement
On January 23, 2025, the Company entered into a Sublease Agreement (the “Sublease”) with the QT Imaging Center (the “Sublessee”), pursuant to which the Sublessee will sublease certain space, currently leased from Hamilton Landing Novato LLC by the Company pursuant to the “Prime Lease” (as defined in the Sublease), to the Sublessee for use in its operations, on a full-time and exclusive basis. The Sublessee shall pay to the Company a rental fee (the “Rent”) for the Subleased Space as defined in the Sublease in an amount equal to $6 thousand through May 31, 2027. The parties have determined that the Rent equals the fair market value of the Subleased Space as defined in the Sublease. Further, the Sublessee shall pay when due all sales, use, personal property, leasing, excise or other fees, taxes, charges or withholdings of any kind imposed against the Company, the Sublessee or the Subleased Space with respect to the Subleased Space, or any related fees, receipts or earnings, including local taxes and personal property taxes. The term of the Sublease is one year unless terminated and shall auto-renew on a month-to-month basis thereafter, unless otherwise terminated. The Sublease shall expire automatically upon the termination of the Prime Lease, which is set to terminate in April 2027. The Company recorded sublease income of $0.1 million in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
15.    Segment Information
The Company has one operating and reportable segment, which is engaged in the development and commercialization of the Company’s QT Breast Scanner. The Company’s Chief Executive Officer has been determined to be the chief operating decision maker (“CODM”). The accounting policies of the segment are the same as those described in the summary of significant accounting policies (see Note 1). The CODM assesses performance, makes operating decisions and decides how to allocate resources based on net loss that is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Revenue	$18,925	$4,879
Less:
Cost of revenue(1)	10,341	2,239
Research and development(1)	3,936	3,267
Selling, general and administrative(1)	9,085	11,550
Other expense, net	8,761	561
Change in fair value of warrant liability	3,578	(187)
Change in fair value of derivative liability	(101)	(4,818)
Change in fair value of earnout liability	1,770	(3,230)
Interest expense, net	2,639	4,498
Income tax benefit	(1)	(16)
Consolidated net loss	$(21,083)	$(8,985)
1Includes total salaries, bonuses, employee benefits and stock-based compensation of $7.8 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively.
All of the Company’s long-lived assets are located in the United States. Refer to Note 12 - Revenue Recognition for revenue by geography information.

16. National Institutes of Health Subaward
In connection with the National Institutes of Health Subaward granted to the Company through the Board of Trustees of the University of Illinois, the Company incurred costs of $0.1 million, of which $0.1 million of grant income was recognized as research and development expense and $15 thousand was recognized as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The Company incurred costs of $39 thousand, of which $24 thousand of grant income was recognized as research and development expense and $15 thousand was recognized as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The grant is a cost reimbursement subaward for the purpose of developing a quantitative ultrasound breast scanner for identifying early response of breast cancer to chemotherapy that is allocated annually over five years, subject to the availability of funds and satisfactory progress of the project. The award expires July 31, 2027 and may be terminated by either party with 30 days written notice. As of December 31, 2025 and 2024, the grant receivable was $17 thousand and $11 thousand, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheets.
17. Subsequent Events
On January 1, 2026, the Company increased the number of authorized shares of common stock pursuant to the 2024 EIP by 595,110 shares.
On January 19, 2026, the Company entered into the Al Naghi Distribution Agreement with Al Naghi Medical Co., a corporation organized and existing under the laws of United Arab Emirates, for an initial term of three years. Under the terms of the Al Naghi Distribution Agreement, the Company granted to NMC the exclusive right to market, advertise and sell the Company’s Breast Acoustic CT scanners and QTI Cloud SaaS Platform subscriptions in the United Arab Emirates, with MOQs of 7 scanners in 2026 (starting in the second quarter), increasing to 16 scanners in 2027 and 20 scanners in 2028, for a total minimum of 43 scanners and revenue of more than $24 million.
On January 22, 2026, the Company and the Chairman of its Board of Directors, entered in a Securities Purchase Agreement for a private placement of securities (the “January 2026 Private Placement”). At the closing of the 2026 Private Placement, the Company issued 24,107 shares of the Company’s common stock (the “January 2026 Shares”), and a common stock purchase warrant (the “January 2026 Warrant”) with a term of ten years from the initial exercise date to purchase up to an additional 48,214 shares of common stock. The January 2026 Warrant will be exercisable beginning six months after its issuance at the closing of the January 2026 Private Placement. The purchase price of the January 2026 Shares was $6.43, which represents 110% of the 5-day volume weighted trading price for the common stock on January 22, 2026, and the per share exercise price of the January 2026 Warrant is $6.43. The aggregate gross proceeds to the Company from the January 2026 Private Placement was approximately $0.2 million. The Company intends to use the net proceeds from the offering for working capital purposes.
On March 20, 2026, the Board of Directors, upon the recommendation of the Compensation Committee, approved grants to the Company’s Chief Executive Officer and Chief Financial Officer, under the 2024 EIP, of 519,500 and 2,800 restricted stock units, respectively.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combinations on March 4, 2024. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, the internal controls of QT Imaging Holdings, Inc. (“QT Imaging”) became our internal controls and were deemed not comprehensive enough as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination.
The design and implementation of internal control over financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting has ultimately enabled management to conduct an assessment of the effectiveness of QT Imaging’s internal control over financial reporting as of December 31, 2025. Accordingly, we are including herein management’s report on internal control over financial reporting pursuant to the SEC’s Regulation S-K 308(a).
Previously Identified Material Weaknesses in Internal Control over Financial Reporting
In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to lack of segregation of duties around key accounting processes resulting from limited personnel resources.
In connection with the review of our condensed consolidated financial statements as of and for the three months ended March 31, 2024, we identified a material weakness in our internal control over financial reporting related to technical accounting aspects of certain material transactions.
In connection with the audit of the consolidated financial statements as of and for the fiscal year ended December 31, 2024, we identified a misstatement in the condensed consolidated financial statements for the three-month period ended March

31, 2024, six-month period ended June 30, 2024 and nine-month period ended September 30, 2024 as a result of a material weakness related to technical accounting.
There were no misstatements identified in the consolidated financial statements as of and for the year ended December 31, 2025 as a result of these material weaknesses.
Management’s Remediation Efforts in 2025
To address the material weaknesses described above that we identified as of December 31, 2024, we implemented measures designed to improve our internal control over financial reporting during the year ended December 31, 2025. These measures included enhancing our internal and external technical accounting resources and engaging third party consultants for the formalization of our internal procedures. We completed documentation and tests of design and tests of operational effectiveness of our entity-level controls, certain areas of our information technology general computer controls (“ITGCs”), and controls over our business processes, and we remediated control gaps identified and performed tests of operating effectiveness on remediated items.
As a result of our remediation efforts, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2025, we no longer have the material weaknesses in internal control over financial reporting described above for entity-level controls and business process controls, which we previously identified existed as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts related to the material weaknesses as described above, there were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information
None
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not Applicable.

Part III
Item 10: Directors, Executive Officers and Corporate Governance
The following is a list of the persons who currently serve, as of the date of this annual report, as directors and executive officers of QT Imaging Holdings.

Name	Age	Position
Dr. Raluca Dinu	51	Chief Executive Officer and Director (Class III)
Jay Jennings	58	Chief Financial Officer
Dr. Avi Katz (4)	67	Chairman of the Board of Directors (Class III)
Dr. John C. Klock	80	Director (Class III)
Ross Taylor (1)(2)(3)	62	Director (Class II)
Daniel Dickson (2)(3)	74	Director (Class I)
James Greene (1)(2)(3)	71	Director (Class I)
Professor Zeev Weiner (1)(3)	67	Director (Class II)
__________________
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Corporate Governance committee.
(4)Chairman of the Board.
Executive Officers
Dr. Raluca Dinu, Chief Executive Officer and Director.
Dr. Raluca Dinu co-founded GigCapital5 with Dr. Avi S. Katz, who is our Chairman of the Board, and has served as a member of our Board, as well as our President, Chief Executive Officer and Secretary since February 2021. Dr. Dinu has spent approximately 21 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. She served as the Chief Executive Officer of GigCapital2, Inc. (“GIG2”) from August 2019 to June 2021 and as a member of its board of directors since March 2019 and has continued in that role after that company became UpHealth, Inc. She also served on the board of directors of GigCapital3, Inc. (“GIG3”) beginning in February 2020 and continued in that role after that company became Lightning eMotors, Inc. in May 2021 until October 2021. She has also served as a member of the board of directors of BigBear.ai Holdings, Inc. since its inception in December 2020 as GigCapital4, Inc. (“GIG4”) until March 2024, and prior to the December 2021 business combination, was also the President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. Drs. Katz and Dinu co-founded GigCapital7 Corp. (“GIG7”) in May 2024, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries, and Dr. Dinu has served on the board of directors of Gig7 since its inception. GIG7 completed its initial public offering in August 2024. Drs. Katz and Dinu co-founded GigCapital8 Corp. (“GIG8”) in June 2025, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D and intelligent automation industries, and Dr. Dinu has served on the board of directors of GIG8 since its inception. GIG8 completed its initial public offering in October 2025. Drs. Katz and Dinu also cofounded GigCapital9 Corp. (“GIG9”) in October 2025, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the aerospace and defense services industry and the TMT industry, including TMT companies focused on, cybersecurity and secured communications and quantum-based command and control systems, and artificial intelligence and machine-learning industries, and Dr. Dinu has served on the board of directors of Gig9 since its inception. GIG9 completed its initial public offering in January 2026. Drs. Katz and Dinu also co-founded GigInternational1, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, and Dr. Dinu served as a director beginning with the inception of GigInternational1 and as the Chief Executive Officer, President and Secretary of GigInternational1 beginning in March 2021. In November 2022, GigInternational1 decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. Dr. Dinu also holds a 50% membership interest in GigManagement, LLC, and has served as a managing member of GigManagement, LLC since its inception. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President

of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was Vice President of Engineering at Lumera (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and Compensation Committees in 2021 and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, our Chairman of the Board.
We believe Dr. Dinu is qualified to serve on the Board based on her business experience as a board member of a publicly-listed company and her investing experience.
Jay Jennings, Chief Financial Officer.
Mr. Jennings has served as the Chief Financial Officer of QT Imaging since September 2025. Mr. Jennings is a seasoned accounting and finance executive who served in various executive level positions at UpHealth, Inc. since June 2021, when he began as the company’s Chief Accounting Officer, and then became the company’s Chief Financial Officer in October 2023 and Acting Chief Executive Officer in July 2024. He served as an Audit Manager at Ernst & Young LLP from September 1989 until January 1996 and as Vice President of Finance and Corporate Controller for MetaCreations Corporation from January 1996 until July 2000. For more than 17 years beginning in March 2001, Mr. Jennings held various roles with publicly traded eHealth, Inc., a leading health insurance marketplace, most recently serving as its SVP Finance and Principal Accounting Officer. In his role at eHealth, Mr. Jennings built a global finance team from five to 100 employees. He was responsible for accounting operations, revenue operations, SEC reporting, technical accounting, financial planning and analysis, business analytics, income taxes, treasury, and corporate insurance/risk management programs. Mr. Jennings also managed system implementations focused on driving automation, improved analytics, and cost-savings. He is a CPA and earned a BA in Economics/Accounting from Claremont McKenna College in 1989.
We believe that Mr. Jennings is qualified to serve in the capacity of the Company’s Chief Financial Officer based on his accounting and finance experience.
Directors
Dr. Avi S. Katz co-founded GigCapital5 together with Dr. Dinu and has served as the Chairman of the Board since the inception of GigCapital5 in January 2021. Dr. Katz had also been GigCapital5’s Chief Executive Officer and President for a short period of time before Dr. Dinu substituted for him as GigCapital5’s Chief Executive Officer and President. Dr. Katz is the sole manager of GigAcquisitions5, which was our founding stockholder, and through it holds an interest in our securities held by GigAcquisitions5. Dr. Katz also holds a 50% membership interest in GigManagement, LLC, and has served as a managing member of GigManagement, LLC since its inception. Dr. Katz has spent approximately 35 years in international executive positions within the TMT industry working for privately held start-ups, and publicly traded middle-cap companies and large enterprises. After the sale of GigPeak (also known as GigOptix, NYSE GIG), which he founded and bootstrapped in April 2007 to IDT International (NYSE IDT) in April 2017, in October 2017, Dr. Katz founded GigCapital Global as a serial issuer of private-to-public equity (PPE) entities, also known as special-purpose-acquisition-company (SPAC). Dr. Katz co-founded GIG7 with Dr. Dinu, and Dr. Katz has served as the Chief Executive Officer and the Chairman of the board since the inception of GIG7 in May 2024. GIG7 completed its initial public offering in August 2024, raising $200 million. It is listed on Nasdaq and trades under the ticker symbol “GIG.” Dr. Katz co-founded GIG8 with Dr. Dinu, and has served as the Chief Executive Officer and Chairman of the board since the inception of GIG8 in June 2025. GIG8 completed its initial public offering in October 2025, raising $253 million. It is listed on Nasdaq and trades under the ticker symbo “GIW.” Dr. Katz also co-founded GIG9 with Dr. Dinu and has served as the Chief Executive Officer and Chairman of the board since the inception of GIG9 in October 2025. GIG9 completed its initial public offering in January 2026, raising $253 million. It is listed on Nasdaq and trades under the ticker symbol ”GIX.” In September 2017 he founded GigCapital, Inc. (“GIG1”), company formed for the purpose of acquiring a company in the TMT industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth (1/10) of one share of GIG1 common stock, generating aggregate proceeds of approximately $144 million. On February 22, 2019, GIG1 entered into a stock purchase agreement to acquire Kaleyra S.p.A. at about transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” (and since that time, Kaleyra uplisted to the NYSE). In November 2023, KLR was sold to Tata Communications at a transaction enterprise value of about $320 million in a cash deal and ceased to exist as a public company. Dr. Katz served as the Chairman of the board and Secretary of Kaleyra since the consummation of the transaction in November 2019 until the acquisition by Tata. In this capacity, Dr. Katz steered many restructurings and refinancings, including the acquisition of mGage from Blackstone for about $225 million in a cash and stock deal in June 2021. Prior to that time, Dr. Katz served as the Executive Chairman, Secretary, and Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GIG2, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth (1/20) of one share of GIG2 common stock, generating aggregate proceeds of about $173 million. On June 8, 2021, GIG2 completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the Company changed its name to UpHealth, Inc. and was listed on the NYSE under the new ticker symbol “UPH”, where it remained listed until 2024 when it was delisted from the NYSE and commenced trading on the OTC Pink under the new ticker symbol “UPHL.” Dr. Katz initially served as the Chief Executive Officer of GIG2 until August 2019, when Dr. Dinu substituted for him in that position. He also served as the Executive Chairman and Secretary of GIG2 since inception until the closing of the business combination in June 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of UpHealth, becoming the sole Chairman of the board of UpHealth in June 2022. In this capacity, Dr. Katz was steering many restructurings and refinancings of the company, including the sales of two divisions of the company, to IGI for $56 million in a cash deal in June 2023 and the sale of Cloudbreak for $180 million in a cash deal to GTCR in March 2024. In February 2020, Drs. Katz and Dinu co-founded GIG3, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200 million. On May 6, 2021, GIG3 completed its business combination with Lightning Systems, Inc., which does business as Lightning eMotors, and the Company retained such name. Lightning eMotors, Inc. was listed on the NYSE under the new ticker symbol “ZEV,” but now is listed on the OTC Expert Market under the ticker symbol “ZEVY.” Dr. Katz served as the Chief Executive Officer, Executive Chairman and Secretary of GIG3 since its inception until the closing of the business combination in May 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of Lightning eMotors and served in that position until October 2021 when he did not stand for reelection to the board of directors. In December 2020, Drs. Katz and Dinu co-founded GIG4, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one (1) warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of about $359 million. GIG4 listed on Nasdaq under the symbol “GIG.” In June 2021, GIG4 announced its agreement for a business combination with BigBear.ai Holdings, LLC. The business combination between GIG4 and BigBear.ai Holdings, LLC closed in December 9, 2021, and GIG4 was renamed BigBear.ai Holdings, Inc. BigBear.ai moved its listing from Nasdaq to the NYSE, where it is listed under the ticker symbol “BBAI.” Dr. Katz served as the Executive Chairman of GIG4 from its inception until the closing of the business combination with BigBear.ai on December 9, 2021, and since then and until March 2024, has continued to serve as a member of the board of directors of BigBear.ai. In February 2021, Drs. Katz and Dinu co-founded GigInternational1, Inc. a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of one (1) warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. GigInternational1 listed on Nasdaq under the symbol “GIW,” but in November 2022, decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. Dr. Katz was the Executive Chairman of GigInternational1 since its inception. Prior to launching his first Private-to-Public (PPE) company in 2017, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak from its inception in 2007 until its sale in April 2017 to IDT International (Nasdaq: IDTI) for $250 million in cash. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc. From 2000 to 2003, Dr. Katz was the chief executive officer, president and a member of the board of directors of Equator Technologies. Prior to it, Dr. Katz held several leadership positions over the span of his career within the TMT industry since serving as member of Technical Staff at AT&T Bell Laboratories between 1988 and 1994, and made numerous angel investments in high-tech companies around the world, being a serial entrepreneur. He holds many U.S. and international patents, authored and co-authored more than 350 published scientific and technical articles in reputable journals, and is the editor of a number of technical books. Dr. Katz is a global philanthropist, and among many other activities, serves as board member of the NY Philharmonic Company. He is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Naval ASW class, and holds a B.Sc. and Ph.D. in Materials from the Technion (Israel Institute of Technology). Dr. Katz is married to Dr. Dinu, our Chief Executive Officer and one of our directors.
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
Mr. James Greene Mr. Greene served as a director of Umpqua Bank (n/k/a Columbia Banking System) (Nasdaq: UMPQ) until its acquisition in March 2023, and serves as a director of GIG8 (Nasdaq: GIW) since October 2025, and UpHealth, Inc. since December 2023. He is Founder and Managing Partner of Sky D Ventures, LLC, a private equity and advisory services company serving the financial services and FinTech global market. Prior to Sky D Ventures, Mr. Greene was a general partner with an incubator of start-ups focused on digital platforms and solutions from November 2013 to October 2015. He was previously a Vice President with Cisco Systems, Inc. (Nasdaq: CSCO) in its Global Advanced Services Organization, a position he held from February 2012 to September 2013. He joined Cisco in 2005 as Vice President and Global Head of its Financial Services Consulting Business. From there he served as leader of Cisco’s global Strategic Partner Organization. Before Mr. Greene’s tenure at Cisco and Accenture, he generated significant growth as president and CEO of Abilizer, a portal technology start-up company, as managing director at Capgemini, and as global head of financial services at TeleTech.
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
Director Independence
The Board undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning their background, employment, and affiliations, including family relationships, the following members of the Board do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq rules: Ross Taylor, Daniel Dickson, James Greene and Professor Zeev Weiner.
In making these determinations, the Board has considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deems relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.” Other than that Drs. Katz and Dinu are married to each other, there are no family relationships among any of the directors or executive officers of the Company.

Board Responsibilities and Structure
The Board oversees, counsels, and directs management in the long-term interests of QT Imaging and our stockholders. The Board’s responsibilities include:
•selecting, evaluating the performance of, and determining the compensation of the Chief Executive Officer and other executive officers;
•planning for succession with respect to the position of Chief Executive Officer and monitoring management’s succession planning for other executive officers;
•reviewing and approving our major financial objectives and strategic and operating plans, and other significant actions;
•overseeing the conduct of our business and the assessment of our business and other enterprise risks to evaluate whether the business is being properly managed; and
•overseeing the processes for maintaining our integrity with regard to our financial statements and other public disclosures, and compliance with law and ethics.
•The Board and its committees met throughout the year on a set schedule, held special meetings, and acted by written consent from time to time as appropriate.
•Board Leadership Structure. The Board has leadership in the form of a Chairman of the Board. The Bylaws establish a fixed policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer. In accordance with this policy, the Board maintains a separate Chairman of the Board who is not the Chief Executive Officer of QT Imaging. The duties of the Chairman of the Board include:
•presiding over all meetings of the Board;
••preparing the agenda for Board meetings in consultation with the Chief Executive Officer and other members of the Board;
•working with the Chairman of the Nominating and Corporate Governance Committee and the Compensation Committee to manage the Board’s process for annual director self-assessment and evaluation of the Board and of the Chief Executive Officer;
•general supervision and control of the acquisition and financing activities of the Company; and
•presiding over all meetings of stockholders.
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
•the Class I directors are Daniel Dickson and James Greene and their terms will expire at the annual meeting of stockholders to be held in 2028;
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
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics applicable to the Company’s directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or, persons performing similar functions, in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Business Conduct and Ethics and our board committee charters as exhibits to the Company’s Annual Report on Form 10-K. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. The Company’s Code of Business Conduct and Ethics is also available on the investor relations section of our website at www.qtimaging.com. We intend to disclose any amendments to or waivers of our Code of Business Conduct and Ethics in a Current Report on Form 8-K on our website identified above. Information contained on our website is not incorporated by reference into this registration statement and should not be considered to be part of this registration statement.
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
The Company has entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Charter. The Company’s Bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
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
Item 11: Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of our executive compensation philosophy, objectives and design, our compensation-setting process, the components of our executive compensation program, and the decisions made for compensation in respect of 2025 for our executive officers should be read together with the compensation tables and related disclosures set forth below. The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section.
Overview
This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.
In evaluating our overall executive compensation program and decisions for the 2025 fiscal year, including awards under our compensation programs, the Compensation Committee considered a number of factors, including that 2024 was our first year operating as a public company, incentivizing the achievement of both strategic enterprise and financial objectives and our position as a transformational company. Going forward, the Compensation Committee will be making any determinations as it relates to the payout of the previous year’s compensation programs as well as the adoption of any performance measures for the current fiscal year. This allows the Compensation Committee to have a good understanding of the prior fiscal year financial performance in order to evaluate the performance of our named executive officers (each, a “NEO”) against previously adopted performance measures as well as develop plans and performance metrics based on the annual operating plan for the current fiscal year.
For the year ended December 31, 2025, our NEOs were:

Name	Age	Position
Dr. Raluca Dinu(1)	51	Chief Executive Officer and Director (Class III)
Jay Jennings(3)	58	Chief Financial Officer
Anastas Budagov(4)	37	Former Chief Financial Officer
______________
(1)Dr. Raluca Dinu has served as our Chief Executive Officer and Class III Director since March 12, 2024, when she was appointed by the Board to replace Dr. John C. Klock, effective immediately.
(2)On August 22, 2025, the Board appointed Mr. Jay Jennings to serve as our Chief Financial Officer, effective September 2, 2025.

(3)Mr. Budagov served as our Chief Financial Officer since December 2023 and until August 29, 2025, when he was replaced by the Board with Mr. Jennings.

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
The objectives of the Company’s executive compensation program are to encourage retention and recruitment of high-performing executives, to motivate employees and align executive interests across the organization and with the Company’s stockholders, to reward sustainable financial performance, accountability and innovation, to create consistence with the Company’s strategy and culture (mission, vision and values) and to balance innovation and performance with risk. In setting executive compensation in 2025, the Compensation Committee took into account the Company’s strategy, culture and stage in defining plan feature tradeoffs. The Compensation Committee also looked to manage exceptions to its approach based upon the individual profiles of various members of the Company’s management.
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

Base Salary
Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience and market factors. The base salary is an annual total cash salary paid over 12 months in equal amounts. The Compensation Committee typically reviews base salaries on an annual basis, referencing peer group and survey data to understand the marketplace for individuals in similar positions. No formulaic base salary increases are provided to our NEOs; however, annual merit increases are provided when the Compensation Committee determines that such increases are warranted in light of national salary increase levels, salary levels within companies in our peer group, individual performance and/or overall Company performance. We pay base salaries to attract, recruit and retain qualified employees. The base salaries for 2025 for our NEOs take into account the initial base amount set forth in the executive’s respective employment agreement or employment offer letter, as applicable, and the scope of the executive’s responsibilities, individual contributions, prior experience and sustained performance.

Name	2025 Base Salary
Dr. Raluca Dinu(1)	$550,000
Jay Jennings(3)	$400,000
________________
(1)On August 28, 2025, our Board approved an increase in the base salary for Dr Raluca Dinu effective September 1, 2025. Prior to this increase Dr. Dinu’s base salary was $470,000 per year based on her employment agreement dated March 12, 2024. In addition, on March 20, 2026, our Board approved an increase in the base salary for Dr. Dinu effective that same day to $605,000 per year.

(2)Mr. Jennings’ base salary is based on his employment agreement dated August 22, 2025.
Annual Bonuses
The Company uses annual cash incentive bonuses for the NEOs to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. The annual cash incentive bonus is expressed as a percentage of an individual’s base salary. The Compensation Committee set the performance targets using two financial metrics for the 2025 fiscal year: total revenue; and cash balance. Determination of the achievement of the targets is based upon the full year financial results following the completion of the audit of the Company’s consolidated financial statements. Following the end of the year, the Compensation Committee will determine the extent to which the performance targets were achieved and the amount of the award that will payable to the NEOs.
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
Summary of Compensation Table
The table below sets forth the annual compensation levels of our NEOs for 2025 and 2024, who as a smaller reporting company consist of the principal executive officer who serves as Chief Executive Officer of QT Imaging, and the next two most highly compensated executive officers. The compensation totals and individual amounts reflect the compensation of such officers by the Company or QT Imaging as of December 31, 2025 and 2024. In the fiscal year 2026, such totals and amounts may change based on, among other things, changes to the terms of the employment of such persons.

Name and Principal Poslition	Year	Salary ($)	Option Awards ($) (1)	Bonus ($)	All Other Compensation ($)	Total ($)
Dr. Raluca Dinu(2) Chief Executive Officer & Class III Director	2024	359,731	279,070	—	—	638,801
	2025	493,077	161,781	142,817	—	797,675
John Klock, M.D., Former President and Chief Executive Officer & Chief Medical Officer	2024	—	—	—	—	—
	2025	—	—	—	—	—
Jay Jennings (3) Chief Financial Officer	2024	—	—	—	—	—
	2025	113,846	530,593	—	—	644,439
Anastas Budagov (4)(5) Former Chief Financial Officer	2024	290,846	153,725	63,333	—	507,904
	2025	302,595	21,559	35,529	150,000	509,683
__________________
(1)Consists of shares of common stock of the Company issuable upon vesting and exercise of stock options. The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)On March 12, 2024, the Board appointed Dr. Raluca Dinu to serve as the Chief Executive Officer of the Company, effective immediately. Dr. Raluca Dinu’s base salary per her employment agreement, which the Board approved on March 18, 2024, effective as of March 12, 2024 was $470,000. On July 3, 2024, the Board approved the grant of 183,333 stock options to Dr. Raluca Dinu. The stock options have an exercise price of $2.25 per option and a grant date fair value of $1.41 per option. One-third of the stock options granted will vest on February 15, 2025, and the remaining two-thirds of the stock options will vest quarterly over a two year period thereafter.
(3)On August 22, 2025, the Board appointed Mr. Jay Jennings to serve as our Chief Financial Officer, effective September 2, 2025. Mr. Jenning’s base salary per his employment agreement, which the Board approved on August 22, 2025, was $400,000 per year.
(4)On March 12, 2024, the Board ratified the prior appointment of Mr. Budagov as the Company’s Chief Financial Officer. Mr. Budagov’s base salary per his employment agreement, which the Board approved on March 18, 2024, effective as of March 12, 2024 was $380,000. On July 3, 2024, the Board approved the grant of 325,000 stock options to Mr. Budagov. The stock options have an exercise price of $0.748 per option and a grant date fair value of $0.47 per option. One-third of the stock options granted will vest on February 15, 2025, and the remaining two-thirds of the stock options will vest quarterly over a two year period thereafter. During 2024, Mr. Budagov received a sign-on bonus of $63,333 in accordance with his employment agreement.
(5)Effective August 29, 2025, Anastas Budagov resigned from his full-time position as Chief Financial Officer.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning outstanding equity awards held by each of the Company’s NEOs as of December 31, 2025.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Raluca Dinu	07/03/2024	44,540	59,816	$2.25	07/03/2034
	07/03/2024	62,405	16,571	$2.25	07/03/2034
	07/03/2024	7,777	5,556	$2.25	07/03/2034
	04/21/2025	—	10,416	$2.00	04/21/2035
	04/21/2025	—	14,583	$2.00	04/21/2035
	04/21/2025	58,437	19,479	$2.00	04/21/2035
	08/11/2025	—	8,333	$5.70	08/11/2035
Jay Jennings	09/02/2025	—	108,333	$7.47	09/02/2035
Anastas Budagov	07/03/2024	44,539	—	$2.25	02/13/2026
	07/03/2024	18,655	—	$2.25	02/13/2026
	04/21/2025	—	—	$2.00	02/13/2026
	04/21/2025	—	—	$2.00	02/13/2026
Employment Arrangements with Named Executive Officers
Employment Agreement with Dr. Raluca Dinu
On August 28, 2025, the Board approved an increase in the base salary and the target annual bonus for Dr. Raluca Dinu, the Company’s Chief Executive Officer, effective as of September 1, 2025. Prior to this increase, Dr. Dinu’s base salary was $470,000 per year and her target annual bonus was 65% of her salary, and effective as of September 1, 2025, Dr. Dinu’s base salary is $550,000 per year and her target annual bonus is 75% of her salary. In addition, on March 20, 2026, our Board approved an increase in the base salary for Dr. Dinu effective that same day to $605,000 per year.

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
The CEO Employment Agreement provides for the grant of equity awards, in a form to be determined, in the amount of 550,000 shares of common stock to Dr. Dinu, pursuant to and subject to the terms of the Company’s 2024 Equity Incentive Plan (the “2024 EIP”), and subject to approval by the Board and the filing of an effective registration statement on Form S-8 by the Company. Any further equity awards shall be at the discretion of the Board or its designation committee. All of the outstanding and unvested awards held by Dr. Dinu shall vest in the event of a change in control, and if the awards require exercise, be exercisable for the duration of the maximum permitted exercise period as set forth in such grant or grants from the Board, and all of the remaining undelivered shares shall be delivered for such awards that are of stock units immediately prior to and contingent upon the change of control, to the extent delivery will not result in adverse Section 409A tax consequences.
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

Employment Agreement with Jay Jennings
On August 22, 2025, the Board appointed Jay Jennings to be employed as its Chief Financial Officer, effective as of September 2, 2025. Mr. Jennings will report to the Board. On August 22, 2025, the Board approved an employment agreement (the “CFO Employment Agreement”) between Mr. Jennings and the Company, which the Company and Mr. Jennings executed that same day, to be effective as of September 2, 2025, governing the terms of Mr. Jennings’s employment by the Company, which the Company and Mr. Jennings then entered into.
Under the terms of the CFO Employment Agreement, Mr. Jennings shall serve as the Company’s Chief Financial Officer, performing his duties and responsibilities in such capacity. Mr. Jennings’s employment is “at will” and terminable by the Company or Mr. Jennings at any time and for any reason or no reason, subject to severance provisions described below.
The Company will pay Mr. Jennings a base salary at the initial annualized rate of $400,000 per year, subject to standard deductions and withholdings, or such other rate as may be determined from time to time by the Board or the Compensation Committee (hereinafter referred to as the “CFO Base Salary”). Such CFO Base Salary will be paid in accordance with the Company’s standard payroll practice. The CFO Base Salary will be reviewed annually and Mr. Jennings will be eligible to receive a salary increase annually, during the compensation cycle, in an amount to be determined by the Board or the Compensation Committee in its sole and exclusive discretion. Once adjusted, the new salary will become the CFO Base Salary for purposes of the CFO Employment Agreement.
Mr. Jennings will, in accordance with Company policy and the terms of the applicable plan documents, be eligible to participate in benefits under any executive benefit plan or arrangement which may be in effect from time to time and made available to the Company’s executives or key management employees.
For each calendar year Mr. Jennings is employed by the Company, Mr. Jennings shall have the opportunity to earn an annual bonus (“Annual Bonus”) under the executive incentive plan then applicable to executives of the Company generally, with the actual amount of each Annual Bonus being determined by the Board or its designated committee based on the achievement of target objectives established by the Board or its designated committee, and for which the target of the Annual Bonus is an amount equal to 45% of the annual CFO Base Salary during the specific calendar year. Any Annual Bonus payable to Mr. Jennings will be payable not later than two and one-half months following the close of the calendar year to which it pertains. Except as otherwise provided in the CFO Employment Agreement, Mr. Jennings must be employed on the date annual bonuses are paid in order to be eligible and earn an Annual Bonus for the calendar year to which the bonus pertains.
The CFO Employment Agreement provides for the grant of equity awards, in a form to be determined, in the amount of 325,000 shares of common stock to Mr. Jennings, pursuant to and subject to the terms of the Company’s Inducement Equity Incentive Plan, adopted on August 22, 2025, subject to approval by the Board and the filing of an effective registration statement on Form S-8 by the Company.
In the event of a Change in Control (as defined in the CFO Employment Agreement), the Company will grant to Mr. Jennings the following, subject to his continued service through the closing of such change of control transaction and effectiveness of a release of claims in favor of the Company: (i) an amount equal to nine months of his then-current CFO Base Salary, (ii) to the extent not already paid, a pro-rated Annual Bonus for the calendar year in which the termination occurs, (iii) if participating in the Company’s health benefits, coverage for his insurance premium, including any amounts that the Company paid for benefits to his qualified family members, until the earlier of (A) nine months following his termination date or (B) the date on which Mr. Jennings begins full‑time employment with another company or business entity offering comparable health insurance coverage, and (iv) notwithstanding anything in the applicable option agreement or stock-based award agreement, immediate acceleration of all stock options and other stock-based awards. For purposes of the CFO Employment Agreement, a “Change in Control” means the occurrence of one or more of the following: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the total Fair Market Value or total combined voting power of the Company’s then-outstanding securities entitled to vote generally in the election of Directors; provided, however, that a Change in Control shall not be deemed to have occurred if such degree of beneficial ownership results from any of the following: (A) an acquisition by any person who on the Effective Date is the beneficial owner of more than fifty percent (50%) of such voting power, (B) any acquisition directly from the Company, including, without limitation, pursuant to or in connection with a public offering of securities, (C) any acquisition by the Company, (D) any acquisition by a trustee or other fiduciary under an employee benefit plan of a Participating Company or (E) any acquisition by an entity owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the voting securities of the Company, (ii) an Ownership Change Event or series of related Ownership Change Events (collectively, a “Transaction”)

in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding securities entitled to vote generally in the election of Directors or, in the case of an Ownership Change Event described in Section 2.1 of the CFO Employment Agreement, the entity to which the assets of the Company were transferred, as the case may be and (iii) a date specified by the Committee following approval by the stockholders of a plan of complete liquidation or dissolution of the Company; provided, however, that a Change in Control shall be deemed not to include a transaction described in subsections (i) or (ii) of Section 2.1(h) of the CFO Employment Agreement in which a majority of the members of the board of directors of the continuing, surviving or successor entity, or parent thereof, immediately after such transaction is comprised of Incumbent Directors.
Mr. Jennings would be eligible to receive certain severance compensation if his employment with the Company is terminated without “Cause” of if he resigns for “Good Reason” (as those terms are defined in the CFO Employment Agreement) in the absence of a Change of Control transaction, conditioned upon effectiveness of a release of claims in favor of the Company. The severance comprises (i) nine months of his then-current annual base salary, payable in equal monthly installments over nine months following the date on which the release of claims becomes effective, (ii) if participating in the Company’s health benefits, coverage for his insurance premium, including any amounts that the Company paid for benefits to his qualified family members, until the earlier of (A) the date that is nine months from his termination date or (B) the date on which Mr. Jennings begins full-time employment with another company or business entity offering comparable health insurance coverage, and (iii), immediate vesting of equity awards through the next scheduled vesting date for such equity awards following the date on which the release of claims becomes effective.
Concurrent with the CFO Employment Agreement and as a condition thereof, Mr. Jennings entered into a Proprietary Information and Inventions Agreement, which relates to the protection of confidential information of the Company and the ownership by the Company of proprietary information and patents and other intellectual property.
Director Compensation
The following table sets forth the compensation earned for services performed for us as a director by each member of our Board as of December 31, 2025, other than any directors who are also our NEOs, during the year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Dr. Avi S. Katz(2) Chairman of the Board	65,000	129,442	—	194,442
Dr. John C. Klock(3) Director (Class III)	30,000	31,221	26,100	87,321
Ross Taylor(4) Director (Class II)	62,250	66,938	—	129,188
Daniel Dickson(5) Director (Class I)	42,250	49,079	—	91,329
James Greene(6) Director (Class I)	59,500	120,513	—	180,013
Professor Zeev Weiner(7) Director (Class II)	57,250	49,079	—	106,329
_______________
(1)Consists of shares of common stock of the Company issuable upon vesting and exercise of stock options. The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)“Fees earned or paid in cash” consists of cash paid in the 2025 fiscal year including $30,000 for services as a director and $35,000 as consideration for serving as the Chairman of the Board. “Option Awards” consist of (i) 77,916 stock options granted on April 21, 2025 with four equal quarterly vesting starting May 15, 2025 and (ii) 8,333 stock options granted on August 11, 2025 with one-third vesting on August 15, 2026 and remaining two-thirds vesting quarterly over two years thereafter. The stock options granted on April 21, 2025 have an exercise price of $2.00 per option and a grant date fair value of $2.00 per option. The stock options granted on August 11, 2025 have an exercise price of $5.70 per option and a grant date fair value of $6.00 per option.
(3)“Fees earned or paid in cash” consists of cash paid in the 2025 fiscal year including $30,000 for services as a director and $29,500 as consideration for services on special board committee. “Option Awards” consist of 8,333 stock options granted on August 11, 2025 with one-third vesting on August 15, 2026 and remaining two-thirds vesting quarterly over two years thereafter. The stock options granted on August 11, 2025 have an exercise price of $5.70 per option and a grant date fair value of $6.00 per option. “All Other Compensation” consists of $26,100 cash paid in the 2025 fiscal year for consulting service completed in the 2024 fiscal year.
(4)“Fees earned or paid in cash” consists of cash paid in the 2025 fiscal year including $30,000 for services as a director and $32,250 as consideration for services on special board committee. “Option Awards” consist of (i) 28,333 stock options granted on April 21, 2025 with four equal quarterly vesting starting May 15, 2025 and (ii) 8,333 stock options granted on August 11, 2025 with one-third vesting on August 15, 2026 and remaining two-thirds vesting quarterly over two years thereafter. The stock options granted on April 21, 2025 have an exercise price of $2.00 per option and a grant date fair value of $2.00 per option. The stock options granted on August 11, 2025 have an exercise price of $5.70 per option and a grant date fair value of $6.00 per option.
(5)“Fees earned or paid in cash” consists of cash paid in the 2025 fiscal year including $30,000 for services as a director and $12,250 as consideration for services on special board committee. “Option Awards” consist of (i) 14,166 stock options granted on April 21, 2025 with four equal quarterly vesting starting May 15, 2025 and (ii) 8,333 stock options granted on August 11, 2025 with one-third vesting on August 15, 2026 and remaining two-thirds vesting quarterly over two years thereafter. The stock options granted on April 21, 2025 have an exercise price of $2.00 per option and a grant date fair value of $2.00 per option. The stock options granted on August 11, 2025 have an exercise price of $5.70 per option and a grant date fair value of $6.00 per option.
(6)“Fees earned or paid in cash”consists of cash paid in the 2025 fiscal year including $30,000 for services as a director and $29,500 as consideration for services on special board committee. “Option Awards” consist of (i) 70,833 stock options granted on April 21, 2025 with four equal quarterly vesting starting May 15, 2025 and (ii) 8,333 stock options granted on August 11, 2025 with one-third vesting on August 15, 2026 and remaining two-thirds vesting quarterly over two years thereafter. The stock options granted on April 21, 2025 have an exercise price of $2.00 per option and a grant date fair value of $2.00 per option. The stock options granted on August 11, 2025 have an exercise price of $5.70 per option and a grant date fair value of $6.00 per option.
(7)“Fees earned or paid in cash” consists of cash paid in the 2025 fiscal year including $30,000 for services as a director and $27,250 as consideration for services on special board committee. “Option Awards” consist of (i) 14,166 stock options granted on April 21, 2025 with four equal quarterly vesting starting May 15, 2025 and (ii) 8,333 stock options granted on August 11, 2025 with one-third vesting on August 15, 2026 and remaining two-thirds vesting quarterly over two years thereafter. The stock options granted on April 21, 2025 have an exercise price of $2.00 per option and a grant date fair value of $2.00 per option. The stock options granted on August 11, 2025 have an exercise price of $5.70 per option and a grant date fair value of $6.00 per option.
Rule 10b5-1 Sales Plans
Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy. The sale of any shares under such a plan will be subject to the Lock-Up Agreements, to the extent that the selling director or executive officer is a party thereto.
Emerging Growth Company Status
QT Imaging Holdings is an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, it is exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of its chief executive officer to the median of the annual total compensation of all of its employees, each as required by the Investor

Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 24, 2026 regarding the beneficial ownership of shares of common stock of the Company by:
•each person, including any “group” as defined in Section 13(d)(3) of the Exchange Act, known to be the beneficial owner of more than 5% of the common stock of the Company;
•each of the Company’s NEOs as of December 31, 2025;
•each of the Company’s directors as of March 24, 2026; and
•all of the Company’s NEOs as of December 31, 2025 and directors as of March 24, 2026, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. As of March 24, 2026, there were 12,042,500 shares of our common stock outstanding.
Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock of the Company beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %(2)
Directors and Named Executive Officers:
Dr. Avi Katz (3)(4)(5)(6)	954,006	7.58%
Dr. John Klock (7)(8)	971,254	8.06%
Dr. Raluca Dinu (4)(9)	1,109,065	8.69%
Ross Taylor (4)(10)	153,250	1.26%
Professor Zeev Weiner (4)(11)	82,062	*
Daniel Dickson (4)(12)	82,062	*
James Greene (4)(13)(14)	433,480	3.53%
Jay Jennings	—	—
All Directors and Executive Officers of the Company as a Group (8 Individuals)	3,785,179	27.59%
Five Percent or Greater Holders:
Dr. Avi Katz (3)(4)(5)(6)	954,006	7.58%
Dr. Raluca Dinu (4)(9)	1,109,065	8.69%
John C. Klock, Jr. and Cynthia L. Klock Trust Dated 7/27/07	960,380	7.97%
Lynrock Lake Master Fund LP(15)	1,154,586	9.59%
Emil D. Kakis and Jenny Soriano(16)	633,344	5.26%
Alyeska Master Fund, L.P.(17)	1,262,131	9.99%
__________________
*Less than one percent.
(1)Unless otherwise indicated, the business address of each of the individuals is 3 Hamilton Landing, Suite 160, Novato, CA 94949.
(2)Based on 12,402,500 shares of common stock of the Company outstanding as of March 24, 2026.
(3)The business address for this person is 1731 Embarcadero Road, Suite 200, Palo Alto, California 94303.
(4)Includes shares of common stock underlying warrants that are exercisable within 60 days.
(5)Includes 87,915 shares of common stock underlying stock options that are exercisable and 875 shares of common stock underlying restricted stock units that will vest within 60 days.
(6)Includes warrants to purchase 451,764 shares of common stock that are exercisable within 60 days.
(7)Shares held by John C. Klock, Jr. and Cynthia L. Klock Trust Dated 7/27/07.

(8)Includes 9,999 shares of common stock underlying stock options exercisable within 60 days and 875 shares of common stock underlying restricted stock units that will vest within 60 days.
(9)Includes 451,763 shares of common stock underlying warrants and 235,832 shares of common stock underlying stock options that are exercisable within 60 days and 32,125 shares of common stock underlying restricted stock units that will vest within 60 days.
(10)Includes 56,965 shares of common stock underlying warrants and 38,332 shares of common stock underlying stock options that are exercisable within 60 days and 875 shares of common stock underlying restricted stock units that will vest within 60 days.
(11)Includes 28,483 shares of common stock underlying warrants and 1,111 shares of common stock underlying options that are exercisable within 60 days and 875 shares of common stock underlying restricted stock units that will vest within 60 days.
(12)Includes 28,483 shares of common stock underlying warrants and 24,165 shares of common stock underlying options that are exercisable within 60 days and 875 shares of common stock underlying restricted stock units that will vest within 60 days.
(13)Includes 209,361 shares of common stock held by Sky D Ventures, LLC and 142,412 shares of common stock underlying warrants held by Sky D Ventures, LLC that are exercisable within 60 days. The securities held by Sky D Ventures, LLC are beneficially owned by James Greene, a member of our Board. Mr. Greene is also the Managing Member of Sky D Ventures, LLC, who has sole voting and dispositive power over the securities held by Sky D Ventures, LLC.
(14)Includes 80,832 shares of common stock underlying stock options that are exercisable within 60 days and 875 shares of common stock underlying restricted stock units that will vest within 60 days.
(15)Consists of 1,154,586 shares of common stock pursuant to a Schedule 13G/A filed with the SEC on February 17, 2026. Shares held by Lynrock Lake Master Fund LP. Lynrock Lake LP is the investment manager of Lynrock Lake Master Fund LP, and pursuant to an investment management agreement, Lynrock Lake LP has been delegated full voting and investment power over the shares held by Lynrock Lake Master Fund LP. Cynthia Paul, the Chief Investment Officer of Lynrock Lake LP and Sole Member of Lynrock Lake Partners LLC, the general partner of Lynrock Lake LP, may be deemed to exercise voting and investment power over the shares held by Lynrock Lake Master Fund LP. Pursuant to the terms of the Subscription Warrant issued to Lynrock Lake Master Fund LP, Lynrock Lake Master Fund LP has elected to not have the right to exercise such Subscription Warrant, to the extent that after giving effect to such exercise, it would beneficially own in excess of 4.9% of the shares of common stock issued and outstanding immediately after giving effect to such exercise. Pursuant to the terms of the Lynrock Lake Warrant held by Lynrock Lake Master Fund LP, Lynrock Lake Master Fund LP may not exercise such Lynrock Lake Warrant to the extent that after giving effect to such exercise, it would beneficially own in excess of 4.99% of the shares of common stock issued and outstanding immediately after giving effect to such exercise (which percentage may be decreased upon notice by Lynrock Lake Master Fund LP or increased to 9.99% upon 61 days’ notice by Lynrock Lake Master Fund LP). The address of the foregoing entities is c/o Lynrock Lake LP, 2 International Drive, Suite 130, Rye Brook, New York 10573.
(16)Pursuant to a Schedule 13G filed with the SEC on March 26, 2025, 466,677 of the shares of common stock reported above are jointly owned by Emil D. Kakkis and Jenny Soriano and held in the name of the Emil Kakkis and Jenny Soriano Living Trust. The other 166,667 shares of Common Stock are owned by Emil D. Kakkis MD PhD. The address for these stockholders is 60 Leveroni Court, Novato, CA 94949.
(17)Based upon a Schedule 13G filed with the SEC on February 17, 2026, consists of (a) 670,684 shares of common stock, (b) Pre-Funded Warrants to purchase 440,434 shares of common stock upon the exercise of such Pre-Funded Warrants, and (c) Subscription Warrants to purchase 151,013 shares of common stock upon the exercise of such Subscription Warrants, which is the maximum that can be exercised as of March 24, 2026 as Alyeska Master Fund, L.P. has elected to not have the right to exercise such Subscription Warrant to the extent that after giving effect to such exercise, it would beneficially own in excess of 9.99% of the shares of common stock issued and outstanding immediately after giving effect to such exercise. Alyeska Investment Group, L.P., the investment manager of Alyeska Master Fund, L.P. has voting and investment control of the shares held by Alyeska Master Fund, L.P. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by Alyeska Master Fund, L.P., The registered address of Alyeska Master Fund, L.P. is at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street George Town, Grand Cayman, KY1-1104, Cayman Islands. Alyeska Investment Group, L.P. is located at 77 W. Wacker, Suite 700, Chicago, IL 60601.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2025 regarding equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by security holders	1,116,000	$2.52	83,276
Equity compensation plans not approved by security holders	108,000	$7.47	—
Totals	1,224,000		83,276

On August 22, 2025, the Company adopted the Inducement EIP, which authorized 108,333 shares of common stock. On November 14, 2025, the Company authorized an additional 220,000 shares of common stock under the Inducement EIP. RSUs to purchase 220,000 shares of common stock at a weighted-average fair value of $6.25 per share, were issued during the year ended December 31, 2025.
The purpose of the Inducement EIP is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate Eligible Persons who are expected to make important contributions to the Company with an inducement material for such Eligible Persons to enter into employment with the Company and by providing such persons with equity ownership opportunities and incentives that are intended to better align the interests of such Eligible Persons with those of the Company’s stockholders. Similar to the 2024 EIP, the Inducement EIP seeks to achieve this purpose by providing for Awards to Eligible Persons in the form of Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards.
It is expressly intended that approval of the Company’s stockholders is not required as a condition to the effectiveness of the Inducement EIP as permitted by the Inducement Listing Rule, and the Inducement EIP’s provisions shall be interpreted in a manner consistent with such intent for all purposes.
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
Lock-up Agreement
GigCapital5 and certain stockholders of the Company entered into a lock-up agreement (the “Lock-Up Agreement”) at the closing of the Business Combination. The Lock-Up Agreement provided that, subject to certain exceptions, each of such stockholders will not transfer any shares of the Common Stock beneficially owned or owned of record by such of the stockholders until the earlier of (a) six months following the closing Date; (b) subsequent to the closing, the date on which the reported closing price of one share of the Common Stock quoted on the Nasdaq equals or exceeds $34.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like occurring after the closing) for any twenty trading days within any thirty consecutive trading day period commencing at least ninety days after the closing Date; and (c) subsequent to the closing, the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their Company securities for cash, securities or other property. The restrictions on transfer under the Lock-Up Agreement expired on September 4, 2024.
Working Capital Notes
On December 13, 2023, GigCapital5 issued that certain Eleventh Amended and Restated Working Capital Note (the “GigAcquisitions5 Working Capital Note”) to GigAcquisitions5 for an aggregate principal amount of $1,500,000, the terms of which provide that GigAcquisitions5 may elect to convert the GigAcquisitions5 Working Capital Note, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with GigCapital5’s initial public offering. In connection with the closing, (i) GigAcquisitions5 elected to partially convert (the “Conversion”) $943,640 in principal balance outstanding under the GigAcquisitions5 Working Capital Note into 31,455 shares of Common Stock and GigAcquisitions5’s private warrants of the Company for the purchase of 31,455 shares of Common Stock, and (ii) the Company repaid the remaining principal balance of $556,360 to GigAcquisitions5 concurrently with the Conversion, such that the Company’s obligations under the GigAcquisitions5 Working Capital Note have been satisfied in full. In addition, on December 13, 2023, GigAcquisitions5 made an additional, unsecured, loan in the principal amount of $66,360 to GigAcquisitions5 (the “Non-Convertible Working Capital Note”). The Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and was not deposited into the Trust Account. On February 7, 2024, the Company amended and restated the Non-Convertible Working Capital Note (the “Second Non-Convertible Working Capital Note”) to reflect an additional principal amount of $195,887 extended by GigAcquisitions5 to the Company for a collective principal amount under the Second Non-Convertible Working Capital Note of $262,247. The Second Non-Convertible Working Capital Note was issued to provide the Company with additional working capital and was not deposited into the Trust Account. The Company issued the Second Non-Convertible Working Capital Note in consideration for an additional loan from GigAcquisitions5 to fund the Company’s working capital requirements.
Extension Note
On August 28, 2023, GigCapital5 issued that certain non-convertible Eleventh Amended and Restated Promissory Note (as amended, the “Extension Note”) to GigAcquisitions5 for an aggregate principal amount of $1,560,000. On March 4, 2024, the Company and GigAcquisitions5 agreed to amend and restate the Extension Note to extend the date of maturity until March 4, 2025.
QT Imaging Related Agreements
QTI Working Capital Note
In July 2020, QT Imaging, Inc. issued a convertible promissory note to Dr. John Klock that was amended on September 1, 2022 and November 14, 2022 (the “2022 Klock Note”), for a principal amount of $2,643,725. In addition, on May 3, 2023, QT Imaging, Inc. issued the Working Capital Note to Dr. Klock for a principal amount of $250,000. The Working Capital Note was subsequently amended and restated five times on June 12, 2023 to add an additional principal amount of $100,000, August 15, 2023 to add an additional principal amount of $75,000, August 29, 2023 to add an additional principal amount of $100,000, September 12, 2023 to add an additional principal amount of $75,000, and September 15, 2023 to add an additional principal amount of $50,000, for an aggregate principal amount outstanding as of September 30, 2023 under the Working Capital Note of $650,000. The Working Capital Note was issued to provide the Company with additional working capital during the period prior to consummation of the business combination agreement with GigCapital5, Inc. The Working Capital Note is interest-free and matures on the earlier of (i) the date on which the Company consummates the business combination with GigCapital5, Inc.; (ii) the date the Company winds up; or (iii) December 1, 2023. The Working Capital Note may be prepaid without penalty. On October 26, 2023, the Working Capital Note was amended to increase the outstanding principal amount to $705,000 and extend the potential maturity date from December 1, 2023 to December 31, 2023. In connection with the closing of the Business Combination, the 2022 Klock Note and the Working Capital Note maturity date was extended to July 1, 2025, the Company assumed the obligations under both of these notes, and all security interests and liens in favor of Dr. Klock were removed. In connection with the issuance of the note to Lynrock Lake, on February 26, 2025, the maturity dates on both of these notes held by Dr. Klock were extended to October 21, 2027.
QT Imaging Holdings Agreements
Dr. Klock has previously operated a medical practice as a sole proprietorship under the name QT Imaging Center (the “Practice”), where, among other things, patients can receive scans using a QT Breast Scanner. Dr. Klock retired effective December 31, 2024, and notified the Company that he is no longer operating the Practice, which since that time, has been run by a different party that is not affiliated with the Company.
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
Space Sublease
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
Related Person Transactions Policy
The Board expects to adopt a related person transaction policy that will set forth the Company’s procedures for the identification, review, consideration and approval or ratification of related person transactions. The policy became effective upon approval by the Board following the consummation of the Business Combination. The Company’s audit committee will have the primary responsibility for reviewing and approving or disapproving “related party transactions.” The charter of the Company’s audit committee will provide that the audit committee will review and approve in advance any related party transaction.
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

It is expected that under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, the Company’s management must present information regarding the related person transaction to the Company’s audit committee, or, if audit committee approval would be inappropriate, to another independent committee of the Board, for review, consideration ,and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests (direct and indirect) of the related persons, the benefits to the Company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from (as the case may be) an unrelated third party or to or from employees generally. Under the policy, the Company will collect information that it deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable the Company to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under the Code of Business Conduct and Ethics that the Company expects the Board to adopt following the closing of the Business Combination, the Company’s employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, it is expected that the Company’s audit committee, or other independent committee of the Board, will take into account the relevant available facts and circumstances including, but not limited to:
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
It is also expected that the policy will require that, in determining whether to approve, ratify or reject a related person transaction, the Company’s audit committee, or other independent committee of the Board, will consider, in light of known circumstances, whether or not the transaction is consistent with the Company’s best interests and those of the Company’s stockholders, as the Company’s audit committee, or other independent committee of the Board, determines in the good faith exercise of its discretion.
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

Item 14: Principal Accountant Fees and Services
The following is a summary of fees billed by BPM LLP (“BPM”) for the 2025 and 2024 fiscal years:

	Fiscal Year 2025	Fiscal Year 2024
Audit Fees (1)	$397,646	$406,470
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$397,646	$406,470
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

4.2*
Warrant to Purchase Common Stock, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on February 28, 2025).

4.3*
Warrant to Purchase Common Stock, dated February 26, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on February 28, 2025).

4.4*
Amended and Restated Warrant to Purchase Common Stock, dated June 11, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund, LP (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 12, 2025).

4.5*
Amended and Restated Warrant to Purchase Common Stock, dated June 11, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on June 12, 2025).

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

10.46†*
Manufacturing Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and Canon Medical Systems Corporation (incorporated by reference to to Exhibit 10.46 to Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.47†*
Amendment No. 1 to Amended and Restated Distribution Agreement, dated March 28, 2025, by and between QT Imaging Holdings, Inc. and NXC Imaging, Inc. (incorporated by reference to to Exhibit 10.47 to Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.48†*
Securities Purchase Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025).

10.49*
Registration Rights Agreement, dated April 9, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to QT Imaging Holdings’ Current Report on Form 8-K filed with the SEC on April 10, 2025).

10.50†*
Securities Purchase Agreement, dated May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.10 to QT Imaging Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025).

10.51*
Registration Rights Agreement, dated May 12, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.11 to QT Imaging Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025).

10.52*
Securities Purchase Agreement, dated September 30, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 1, 2025).

10.53*
Registration Rights Agreement, dated September 30, 2025, by and between QT Imaging Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 1, 2025).

10.54*
Amended Credit Agreement, dated as of August 26, 2025, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund LP (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on August 28, 2025).

10.55†#*
Employment Agreement, dated as of August 22, 2025, by and between QT Imaging Holdings, Inc. and Jay Jennings (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on August 28, 2025).

10.56†*
Securities Purchase Agreement, dated January 22, 2026, by and between QT Imaging Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.57*
Registration Rights Agreement, dated January 22, 2026, by and between QT Imaging Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.58†*
Distribution Agreement, dated as of January 19, 2026, by and between QT Imaging Holdings, Inc. and Al Naghi Medical Co. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 20, 2026).

10.59*
Warrant Repurchase Agreement, dated as of August 26, 2025, by and between QT Imaging Holdings, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 28, 2025).

10.60†*
Distribution Agreement, dated as of August 21, 2025, by and between QT Imaging Holdings, Inc. and Gulf Medical Co. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on August 25, 2025).

10.61**	Amended Distribution Agreement, dated as of February 25, 2026, by and between QT Imaging Holdings, Inc. and Gulf Medical Co.

10.62**	Inducement Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed with the SEC on August 28, 2025).

14*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

19.1*	Stock Trading Policy and Insider Trading Prohibition (Insider Trading Policy).

21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1/A filed with the SEC on May 16, 2024).

23.1**	Consent of BPM LLP, independent registered public accounting firm

24**	Power of Attorney (included on signature page to initial filing of this Annual Report).

31.1**	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.

97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.1*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.2*	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.3*	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).
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

Item 16: Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Novato, State of California on March 25, 2026.

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

Signature	Position	Date

/s/ Dr. Raluca Dinu	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2026
Dr. Raluca Dinu

/s/ Jay Jennings	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2026
Jay Jennings

/s/ Dr. John Klock	Director	March 25, 2026
Dr. John Klock

/s/ Dr. Avi Katz	Chairman of the Board of Directors	March 25, 2026
Dr. Avi Katz

/s/ Ross Taylor	Director	March 25, 2026
Ross Taylor

/s/ Daniel Dickson	Director	March 25, 2026
Daniel Dickson

/s/ James Greene	Director	March 25, 2026
James Greene

/s/ Prof. Zeev Weiner	Director	March 25, 2026
Prof. Zeev Weiner