Form 10-Q
period 2026-03-31
QT IMAGING HOLDINGS, INC.
filed 2026-05-13
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-40839
______________________________________
QT Imaging Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

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
Yes ☐ No ☒
As of May 12, 2026, the registrant had 12,042,500 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
1

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,900	$10,412
Restricted cash and cash equivalents	50	50
Accounts receivable	6,353	5,781
Inventory	6,826	5,027
Prepaid expenses and other current assets	1,068	821
Total current assets	21,197	22,091
Property and equipment, net	315	318
Operating lease right-of-use assets, net	477	573
Other assets	39	39
Total assets	$22,028	$23,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,927	$3,580
Accrued expenses and other current liabilities	5,131	3,825
Current maturities of long-term debt	—	9
Operating lease liabilities, current	467	454
Total current liabilities	8,525	7,868
Long-term debt, less current maturities, net	1,360	683
Related party notes payable	3,895	3,895
Operating lease liabilities	82	203
Warrant liability	276	103
Earnout liability	2,160	2,210
Other liabilities	1,931	1,614
Total liabilities	18,229	16,576
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 12,042 and 11,902 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	60,228	59,468
Accumulated deficit	(56,430)	(53,024)
Total stockholders’ equity	3,799	6,445
Total liabilities and stockholders’ equity	$22,028	$23,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$6,530	$2,798
Cost of revenue	3,858	986
Gross profit	2,672	1,812
Operating expenses:
Research and development	1,724	852
Selling, general and administrative	3,297	2,002
Total operating expenses	5,021	2,854
Loss from operations	(2,349)	(1,042)
Interest and other expense, net:
Interest expense, net	(930)	(691)
Other expense, net	(4)	(8,749)
Change in fair value of warrant liability	(173)	(705)
Change in fair value of derivative liability	—	101
Change in fair value of earnout liability	50	(50)
Total interest and other expense, net	(1,057)	(10,094)
Net loss and comprehensive loss	(3,406)	(11,136)
Net loss attributable to common stockholders	$(3,406)	$(11,136)

Net loss per share - basic and diluted (1)	$(0.25)	$(1.21)
Weighted-average shares outstanding (1)	13,798	9,172
(1)Share and per share amounts for the three months ended March 31, 2025 differ from those published in prior unaudited condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (refer to Note 1 - The Company and Summary of Significant Accounting Policies). Specifically, the number of common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2026	11,902	$1	$59,468	$(53,024)	$6,445
Issuance of shares of common stock related to private placements, net of issuance costs	24	—	39	—	39
Issuance of warrants related to private placements	—	—	95	—	95
Exercise of incentive stock options	116	—	245	—	245
Stock-based compensation	—	—	381	—	381
Net loss	—	—	—	(3,406)	(3,406)
Balance, March 31, 2026	12,042	$1	$60,228	$(56,430)	$3,799

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2025 (1)	8,931	$1	$22,402	$(31,941)	$(9,538)
Conversion of long term debt into shares of common stock (1)	295	—	366	—	366
Stock-based compensation	—	—	101	—	101
Net loss	—	—	—	(11,136)	(11,136)
Balance, March 31, 2025 (1)	9,226	$1	$22,869	$(43,077)	$(20,207)
(1)Amounts and share amounts as of March 31, 2025 and prior to that date differ from those published in prior unaudited condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (refer to Note 1 - The Company and Summary of Significant Accounting Policies). Specifically, the number of common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,406)	$(11,136)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	38
Stock-based compensation	381	101
Loss on issuance of the Lynrock Lake Term Loan	—	6,640
Debt modification expense	—	90
Loss on debt extinguishment	—	2,034
Non-cash interest	677	477
Non-cash operating lease	(12)	(9)
Change in fair value of warrant liability	173	705
Change in fair value of derivative liability	—	(101)
Change in fair value of earnout liability	(50)	50
Changes in operating assets and liabilities:
Accounts receivable	(572)	(2,715)
Inventory	(1,799)	268
Prepaid expenses and other current assets	(247)	(635)
Accounts payable	(495)	61
Accrued expenses and other current liabilities	468	461
Other liabilities	1,208	135
Net cash used in operating activities	(3,654)	(3,536)

Cash flows from investing activities:
Purchases of property and equipment	(17)	—
Net cash used in investing activities	(17)	—

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	155	—
Proceeds from long-term debt, net of issuance costs	—	10,000
Repayment of long-term debt	(9)	(4,648)
Cash paid for stock issuance costs	(232)	—
Proceeds from stock option exercises	245	—
Net cash provided by financing activities	159	5,352
Net increase in cash and cash equivalents and restricted cash and cash equivalents	(3,512)	1,816
Cash and cash equivalents and restricted cash and cash equivalents, beginning balance	10,462	1,192
Cash and cash equivalents and restricted cash and cash equivalents, ending balance	$6,950	$3,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$12

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment included in accounts payable	$—	$6
Debt issuance costs included in accrued expenses	—	144
Unpaid issuance costs included in accounts payable and accrued expenses and other current liabilities related to the sale of common stock and warrants	74	—
Conversion of accrued interest into common stock	—	174

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.The Company and Summary of Significant Accounting Policies
Nature of Operations
QT Imaging Holdings, Inc. (“we,” “our,” “us,” “QT Imaging,” “QT Imaging Holdings,” or the “Company”) is incorporated in Delaware with its headquarters in Novato, California. We are a medical device company engaged in research, development, and commercialization of innovative body imaging systems using low frequency sound waves. We strive to improve global health outcomes. Our strategy is predicated upon the fact that medical imaging is critical to the detection, diagnosis, and treatment of disease and that it should be safe, affordable, accessible, and centered on the patient’s experience. Our initial product is a breast imaging system, the QT Imaging Breast Acoustic CT™ Scanner (the “Breast Acoustic CT Scanner”).
GigCapital5, Inc. (“GigCapital5”), our predecessor, was incorporated in Delaware on December 8, 2022. GigCapital5 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our business combination (the “Business Combination”) was consummated on March 4, 2024, and in connection with the Business Combination, GigCapital5 changed its corporate name to QT Imaging Holdings, Inc.
Basis of Presentation and Principles of Consolidation
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025.
The unaudited condensed consolidated financial statements include the accounts of QT Imaging Holdings, Inc. and its consolidated subsidiaries, QT Imaging, Inc. and QT Ultrasounds Labs, Inc.
All intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Split
On August 19, 2025 our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation to effect a reverse split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 2:1 to 20:1, with the specific ratio to be fixed within this range by our Board of Directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). Our Board of Directors fixed the Reverse Stock Split ratio at 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025. In connection with the Reverse Stock Split, the CUSIP number of the common stock changed to 746962307. The common stock began trading on the OTCQB Venture Market on a reverse split-adjusted basis on October 24, 2025. Except as noted, all share, stock option, warrant, and per share amounts throughout these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split.

Uplisting to Nasdaq
Effective January 28, 2026, upon meeting all of the Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, our common stock was uplisted from the OTCQB Venture Market to the Nasdaq Capital Market and began trading under the ticker symbol “QTI.”
Liquidity
As of March 31, 2026, we had cash and cash equivalents of $6.9 million. We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $56.4 million as of March 31, 2026. During the three months ended March 31, 2026, we incurred a net loss of $3.4 million and used $3.7 million of cash in operating activities. We expect to continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
On February 26, 2025, we entered into a credit agreement (the “Lynrock Lake Credit Agreement”) that provided a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake Master Fund LP (“Lynrock Lake”) in the aggregate principal amount of $10.1 million. On August 26, 2025, we and Lynrock Lake entered into the First Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) to the Lynrock Lake Term Loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium. On May 12, 2026, we and Lynrock Lake entered into the Second Amendment to the Lynrock Lake Credit Agreement (the “Second Amended Credit Agreement”) to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. Refer to Note 5 - Long-Term Debt for more information.
During the year ended December 31, 2025 and the three months ended March 31, 2026, we completed a series of Private Investment in Public Entity (“PIPE”) transactions, where we received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock. Refer to Note 8 - Stockholders’ Equity for more information.
•On April 24, 2025, we entered into a Securities Purchase Agreement (the “First Securities Purchase Agreement”) in an amount of approximately $0.5 million from related persons. We used the net proceeds from the offering for working capital purposes.
•On May 12, 2025, we entered into a Securities Purchase Agreement (the “Second Securities Purchase Agreement”) in an amount of approximately $0.2 million. We used the net proceeds from the offering for working capital purposes.
•On October 3, 2025, we entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) in an amount of approximately $18.2 million, before deducting the offering expenses payable by us. We used the net proceeds from the offering for working capital purposes and to repay Tranche B (as defined below) of the Lynrock Lake Term Loan.
•On January 22, 2026, we entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement” and together with the First Securities Purchase Agreement, the Second Securities Purchase Agreement and the Third Securities Purchase Agreement, the “PIPE Investments”) in an amount of approximately $0.2 million from a related party. We used the net proceeds from the offering for working capital purposes.
During the years ended December 31, 2025 and 2024 and the three months ended March 31, 2026, we entered into several distribution agreements which provided us with Minimum Order Quantities (“MOQs”) as follows:
•On June 18, 2024, we entered into the Distribution Agreement between QT Imaging and NXC Imaging, Inc. (“NXC”), as first amended on December 11, 2024 and further amended on March 28, 2025 (the “Amended NXC

Distribution Agreement”), which provides us with MOQs of 60 scanners in 2026, representing revenue of more than $28 million in 2026.
•On August 21, 2025, we entered into a Distribution Agreement, as amended on February 25, 2026 (the “Gulf Medical Distribution Agreement”) with Gulf Medical Co. (“GMC”), a corporation organized and existing under the laws of Saudi Arabia, for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, we granted to GMC the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Cloud SaaS platform subscriptions in Saudi Arabia, with MOQs of 20 scanners in 2026, 32 scanners in 2027, and 40 scanners in 2028, for a total minimum of 92 scanners, representing revenue of more than $51 million in 2026 through 2028, upon regulatory approval from the Saudi Food and Drug Authority (“SFDA”) in Saudi Arabia.
•On January 19, 2026, we entered into a Distribution Agreement (the “Al Naghi Distribution Agreement”) with Al Naghi Medical Co. (“Al Naghi”), a corporation organized and existing under the laws of the United Arab Emirates (the “UAE”), for an initial term of three years. Under the terms of the Al Naghi Distribution Agreement, we granted to Al Naghi the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Cloud SaaS platform subscriptions in the UAE, with MOQs of 7 scanners in 2026, 16 scanners in 2027, and 20 scanners in 2028, for a total minimum of 43 scanners, representing revenue of more than $24 million in 2026 through 2028, upon regulatory approval from the Emirates Drug Establishment (“EDE”) in the UAE, which was received on March 17, 2026.
We believe that the additional cash received from the Lynrock Lake Term Loan, the extension of the maturity date of the Lynrock Lake Term Loan to March 2029, the additional cash received from the PIPE Investments, and the expected revenue from MOQs per the Amended NXC Distribution Agreement, the Gulf Medical Distribution Agreement, and the Al Naghi Distribution Agreement will be sufficient to fund our current operating plan for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, purchasing inventory to meet our growth plan, and the timing and cost to enhance commercialized existing products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of us, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Summary of Significant Accounting Policies
Other than the policies discussed above, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026 (our “Annual Report”) that have had a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. This guidance is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2025 for us, with early adoption permitted. We adopted this guidance effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows. We expect to provide any required income tax disclosures for annual reporting periods in our financial statements for the year ending December 31, 2026.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion and the application of the induced conversion guidance to a conversion debt instrument. It also clarifies that the incorporation, elimination, or modification of a daily volume-weighted average price (“VWAP”) formula does not automatically cause a settlement to be accounted for as an extinguishment. This standard will become effective on a prospective or retrospective basis for interim reporting periods and annual periods beginning after December 15, 2025. Early adoption is permitted. We adopted this guidance effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. We adopted this guidance effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the fiscal year ended December 31, 2027 and interim unaudited condensed consolidated financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This standard provides a scope exception to exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, if the contract does not have (i) variables based on a market rate, market price, or market index, (ii) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (iii) contracts or features involving the issuer’s own equity, and (iv) call options and put options on debt instruments. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the timing of the adoption and the impact of the new standard on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard establish the accounting for a government grant received by a business entity. In addition, this standard requires a business entity to provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The standard is effective for interim and annual reporting periods beginning after December 15, 2028 on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the timing of the adoption and the impact of the new standard on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard provides a comprehensive list of interim disclosures that are required by GAAP and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the timing of the adoption and the impact of the new standard on our consolidated financial statements and related disclosures.
2.Business Combination
Merger Earnout Consideration Shares
Pursuant to the Second Amendment to Business Combination Agreement dated September 21, 2023, we are obliged to issue a maximum of 3,000,000 shares of our common stock (the “Merger Earnout Consideration Shares”) if certain triggering events and conditions are achieved. The conditions for the 2024 Earnout Shares and the 2025 Earnout Shares were not met and therefore no shares were issued during the years ended December 31, 2024 and 2025.
Promptly following the date on which we file our quarterly report on Form 10-Q with respect to our fiscal quarter ended September 30, 2026 with the SEC, an aggregate of 833,333 Merger Earnout Consideration Shares (the “2026 Earnout Shares”) will be issued to our former stockholders if, and only if, during the twelve months ended September 30, 2026, (i) we have revenue of at least $30.0 million as set forth in the unaudited condensed consolidated financial statements included in the periodic reports filed by us with the SEC with respect to such twelve month period, or (ii) the VWAP of shares of common stock equals or exceeds $45.00 per share for twenty (20) of any thirty (30) consecutive trading days on the Nasdaq exchange; provided, that the 2026 Earnout Shares will increase by 166,667 (to an aggregate of 1,000,000) Merger Earnout Consideration Shares if at least one of the following milestones is achieved on or prior to such filing date: (i) we have obtained a formal Food and Drug Administration (“FDA”) clearance of our open angle scanner, which remains in full force and effect as of such filing date; or (ii) we receive net positive results in bona fide clinical trials, conducted in accordance with generally accepted industry standards, for our open angle scanner, as reported no later than the filing date of our quarterly report on Form 10-Q for the third quarter of 2026.
As of both March 31, 2026 and December 31, 2025, the liability related to the Merger Earnout Consideration Shares was $2.2 million. Refer to Note 3 - Fair Value Measurements for more information.
3.Fair Value Measurements
The fair value of our financial assets and liabilities reflects management’s estimate of amounts that we would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of our assets and liabilities, we seek to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value (in thousands):

	Level	March 31, 2026	December 31, 2025
Assets:
Certificate of deposit	2	$50	$50
Liabilities:
Warrant liability	2	$276	$103
Earnout liability	3	$2,160	$2,210
Warrant Liability
Working Capital Note Warrants, Private Warrants, and Public Warrants
We determined that the warrants that were a constituent part of (i) the private placement units issued in a private placement sale by GigCapital5 prior to the Merger and (ii) the private placement units issued upon conversion of working capital notes issued by GigCapital5 (the “Working Capital Note Warrants”) prior to the Merger, which conversion occurred concurrent with the Merger (“Private Warrants”), are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). We determined that the fair value of each Private Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Warrants are valued upon observable data and have been classified as Level 2 financial instruments. A total of 889,364 Private Warrants to purchase 296,445 shares of common stock were outstanding as of March 31, 2026 and December 31, 2025, at a fair value of approximately $0.310 and $0.116 per warrant, respectively. Refer to Note 8 - Stockholders’ Equity for more information.
The activity for the fair value of the warrant liability during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$103	$22
Change in fair value	173	(13)
Ending balance	$276	$9
Lynrock Lake Warrant
In connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share (the “Lynrock Lake Warrant”). Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.0002 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Warrant at issuance amounted to $16.5 million. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside our control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. We determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model through the modification. Refer to Note 5 - Long-Term Debt and Note 8 - Stockholders’ Equity for more information.
Significant assumptions used in the valuation of the fair value of the Lynrock Lake Warrant as of issuance on February 26, 2025 and as of the modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant terms (years)	10.0	9.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.3%	4.4%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Lynrock Lake Warrant during the three months ended March 31, 2025 was as follows (in thousands):

Three Months Ended March 31, 2025
Beginning balance, January 1, 2025	$—
Fair value at issuance	16,496
Change in fair value	606
Ending balance, March 31, 2025	$17,102
Yorkville Warrant
On February 26, 2025, we issued to YA II PN, LTD (“Yorkville”) a warrant (the “Yorkville Warrant”) to purchase 5,000,071 shares of common stock at an exercise price of $1.20 per share to fully settle and discharge our obligations under the promissory note issued to Yorkville (the “Yorkville Note”) and extinguish the Yorkville Note as having been fully performed. The Yorkville Warrant was exercisable until February 26, 2030. The fair value of the Yorkville Warrant at issuance amounted to $3.0 million. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheets. We determined the fair value of the Yorkville Warrant using the Black-Scholes Model through the modification. Refer to Note 5 - Long-Term Debt and Note 8 - Stockholders’ Equity for more information.
Significant assumptions used in the valuation of the fair value of the Yorkville Warrant as of issuance on February 26, 2025 and as of the modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant term (years)	5.0	4.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%

The activity for the fair value of the Yorkville Warrant during the three months ended March 31, 2025 was as follows (in thousands):

Three Months Ended March 31, 2025
Beginning balance, January 1, 2025	$—
Fair value at issuance	2,992
Change in fair value	112
Ending balance, March 31, 2025	$3,104
Earnout Liability
The fair value of the Merger Earnout Consideration Shares was calculated using a Monte Carlo simulation. The simulation used as significant inputs our management’s then-current assessment of placements of breast scanning systems in 2024 and 2025, likely expected values for revenue from 2024 through 2026, probabilities for regulatory approvals including FDA clearances, and probabilities of other triggering events related to the open angle scanner. Refer to Note 2 - Business Combination for more information.
Significant assumptions used in the valuation of the fair value of the earnout liability as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Fair value of common stock	$6.15	$6.09
Volatility of revenue	18.0%	20.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	3.7%	3.5%
Risk premium	3.3%	3.5%
Cost of debt	15.5%	15.5%
Credit risk spread	11.8%	12.0%
Equity volatility	80.0%	95.0%
The activity for the fair value of the earnout liability for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$2,210	$440
Change in fair value	(50)	50
Ending balance	$2,160	$490
Derivative Liability
In March 2024, we recorded a derivative liability related to the Pre-Paid Advance of $10.0 million from Yorkville on March 4, 2024 pursuant to the Standby Equity Purchase Agreement, dated November 15, 2023, between QT Imaging and Yorkville (the “SEPA”). We and Yorkville entered into a Termination Agreement, dated February 26, 2025 (the “Termination Agreement”), pursuant to which the parties acknowledged the termination of the SEPA dated November 15, 2023 and the Yorkville Note, effective as of February 26, 2025. As such, on the effective date of the Termination Agreement, the derivative liability related to the Pre-Paid Advance issued on March 4, 2024 pursuant to the SEPA was deemed to be extinguished. We recorded the change in fair value of the derivative liability within the unaudited condensed consolidated statements of operations and comprehensive loss as of the date immediately prior to the effective date of the Termination Agreement. Refer to Note 5 - Long-Term Debt for more information.
Significant assumptions used in the valuation of the fair value of the derivative liability as of February 26, 2025 were as follows:

February 26, 2025
Fair value of common stock	$1.23
Term in years	1.11
Volatility	125.0%
Risk-free rate	4.1%
Debt discount	30.0%
The activity for the fair value of the derivative liability during the three months ended March 31, 2025 was as follows (in thousands):

Three Months Ended March 31, 2025
Beginning balance	$304
Extinguishment upon Termination Agreement	(203)
Change in fair value	(101)
Ending balance	$—
The extinguishment of the derivative liability of $0.2 million was recorded in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
4.Balance Sheet Details
Inventory
Inventory consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$5,191	$4,390
Work in process	1,622	614
Finished goods	13	23
Total inventory	$6,826	$5,027
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$86	$96
Other receivable	30	99
Other prepaid expenses	952	626
Total prepaid expenses and other current assets	$1,068	$821

Property and Equipment, Net
Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	Useful Life	March 31, 2026	December 31, 2025
Scanners	5 Years	$1,936	$1,936
Computer and lab equipment	3-5 Years	1,664	1,647
Leasehold improvements	Various	421	421
Software	3 Years	50	50
Furniture and fixtures	7 Years	82	82
Total property and equipment, gross		4,153	4,136
Less: accumulated depreciation and amortization		(3,838)	(3,818)
Total property and equipment, net		$315	$318
Depreciation and amortization expense was $20 thousand and $38 thousand for the three months ended March 31, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued legal	$2,028	$1,937
Accrued personnel costs	1,852	1,489
Accrued purchases	624	94
Deferred revenue	44	7
Other	583	298
Total accrued expenses and other current liabilities	$5,131	$3,825
5.Long-Term Debt
Paycheck Protection Program Loan
On February 24, 2021 and May 5, 2020, we received loans (“PPP Loans”) from US Bank in the amounts of $1.2 million (“Loan 1”) and $1.2 million (“Loan 2”), respectively, to fund payroll, rent and utilities through the Paycheck Protection Program (“PPP”). We repaid $19 thousand during the three months ended March 31, 2025 for Loan 1, which was due and repaid in full on May 5, 2025. As of December 31, 2025, the total principal outstanding under Loan 2 was $9 thousand, which was fully repaid on February 27, 2026. Interest expense for Loan 1 and Loan 2 for the three months ended March 31, 2026 and 2025 was immaterial.
Yorkville Pre-Paid Advance
On January 9, 2025, we and Yorkville entered into the Third Omnibus Amendment to the Yorkville Note, (the “Third Amendment”), pursuant to which, we and Yorkville agreed that for $1.5 million of the then current outstanding balance due under the Yorkville Note (principal and unpaid accrued interest), the fixed price for conversion will be modified to $1.752 per share, and for the remainder of the balance, the fixed price will not be changed but will remain $13.84185 per share as provided for in the Yorkville Note when we issued it on March 4, 2024. Further, the Third Amendment removed our obligation to make monthly payments to Yorkville, previously owing due to the occurrence of the Trigger Event, through the maturity date of the Yorkville Note of March 31, 2026. In exchange for this relief, the aggregate purchase price owed to us from the first Advance that occurs pursuant to the terms of the SEPA (the “Advance Proceeds”) will be paid by

Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable), and that for any subsequent Advances pursuant to the terms of the SEPA, Yorkville will pay half of such Advance Proceeds directly to us and the other half of such Advance Proceeds will be paid by Yorkville offsetting the amount of the Advance Proceeds against an equal amount outstanding under the Yorkville Note (first towards accrued and unpaid interest, and then towards outstanding principal and the corresponding payment premium in respect of such principal amount, if applicable). On January 9, 2025, we delivered our first Advance Notice as defined under the SEPA for the sale of 295,000 shares of common stock. This resulted in the reduction of an additional $0.2 million in principal of the Yorkville Note.
On February 26, 2025, we and Yorkville entered into a Termination Agreement, pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025. On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3.0 million in cash and issued to Yorkville the Yorkville Warrant to purchase 5,000,071 shares of our common stock at an exercise price of $1.20 per share to fully settle and discharge our obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. As a result of the extinguishment of the Yorkville Note, we recorded an expense of $1.9 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025. The Yorkville Warrant was exercisable until February 26, 2030. The fair value of the Yorkville Warrant at issuance amounted to $3.0 million. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheets. We determined the fair value of the Yorkville Warrant using the Black-Scholes Model through the modification. Refer to Note 3 - Fair Value Measurements for more information.
As of March 31, 2026 and December 31, 2025, there was no amount outstanding for the Yorkville Note. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2025 was $0.5 million.
Cable Car Note
On January 9, 2025, we and Funicular Funds, LP (“Cable Car”) entered into an Omnibus Amendment (the “Cable Car Amendment”) to amend certain terms of the secured note purchase agreement by and between QT Imaging and Cable Car (the “Cable Car Note”), including a reduction of the conversion price for the Cable Car Note to $1.752 per share. Further, the Cable Car Amendment extended the maturity date for the Cable Car Note to March 31, 2026, in exchange for an extension fee (the “Extension Fee”) of $0.1 million to Cable Car, with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee will also be converted. No interest will accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest will accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest will be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest will also be converted. We recorded the Extension Fee of $0.1 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1.6 million in cash to fully settle and discharge our obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed. As a result of the extinguishment of the Cable Car Note, we recorded an expense of $0.1 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
As of March 31, 2026 and December 31, 2025, there was no amount outstanding for the Cable Car Note. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2025 was $36 thousand.

Lynrock Lake Term Loan
On February 26, 2025, we entered into the Lynrock Lake Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. The Lynrock Lake Credit Agreement is secured by a first priority lien on substantially all of our assets and provides for a term loan in the aggregate principal amount of $10.1 million at an interest rate of 10.0% per annum, compounded quarterly. Prior to the Second Amended Credit Agreement, the maturity date of the Lynrock Lake Credit Agreement was March 31, 2027 and is now March 31, 2029. The Lynrock Lake Term Loan will be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid interest and any outstanding and payable fees.
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
Subject to the payment of the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), at the option of Lynrock Lake, we will make mandatory repayments of the term loan upon the following occurrences:
•     If on any date we or any of our subsidiaries will receive any cash proceeds from any Extraordinary Receipt (as defined in the Lynrock Lake Credit Agreement) in an amount equal to or exceeding $0.3 million in the aggregate, we will prepay the term loan within five business days of receipt of such cash proceeds, in an amount equal to 100% of the cash proceeds of such Extraordinary Receipt (as defined in the Lynrock Lake Credit Agreement);
•    If any indebtedness will be incurred by us or any subsidiary thereof (excluding any indebtedness that the Lynrock Lake Credit Agreement permits us to incur), an amount equal to 100% of the net cash proceeds thereof will be applied on the date of incurrence or receipt toward the prepayment of the term loan;
•     If on any date we or any of our subsidiaries will receive net cash proceeds in an amount equal to or exceeding (i) $0.3 million in any single transaction or series of related transactions or (ii) $0.3 million in the aggregate for all transactions during the term of the Lynrock Lake Credit Agreement from any Asset Sale (as defined in the Lynrock Lake Credit Agreement) or Recovery Event (as defined in the Lynrock Lake Credit Agreement) then we or such subsidiary will prepay the term loan, on or prior to the date which is five business days after the date of the realization or receipt by us or subsidiary in an amount equal to 100% of such proceeds; and
•     Subject to the payment of the Prepayment Premium in addition to the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), in the event that a Change of Control (as defined in the Lynrock Lake Credit Agreement) will occur, we will prepay all of the outstanding term loan, on or prior to the date which is two business days after the date of such Change of Control (as defined in the Lynrock Lake Credit Agreement).
There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we will also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of March 31, 2026, Lynrock Lake has not elected the repayment option in the amount equal to 15% of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
In connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. Upon the closing of the October 2025 Private Placement (as defined below), the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.0002 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Lake Warrant at issuance amounted to $16.5 million. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside our control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. We determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model through the modification. Refer to Note 3 - Fair Value Measurements for more information.
Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
On August 26, 2025, we and Lynrock Lake entered into the First Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. Tranche B was subject to the Tranche B Premium equal to 6% multiplied by the sum of (i) the principal of Tranche B being repaid plus (ii) all related accrued and unpaid interest. Subject to the payment of the Make-Whole Amount, if we received Net Cash Proceeds (as defined in the Lynrock Lake Credit Agreement) from any sale or issuance of our common stock, then we will, at the option of Lynrock Lake, prepay, or cause to be prepaid, Tranche B on or prior to the date which is thirty days after the date of the receipt by us of such Net Cash Proceeds in an amount equal to the lesser of (i) 100% of such Net Cash Proceeds or (ii) the principal amount of Tranche B on such date of prepayment, together with all accrued and unpaid interest thereon and any outstanding fees or premium, if any, payable in accordance with the Lynrock Lake Term Loan. Additionally, in connection with any mandatory prepayment of Tranche B on or prior to December 31, 2025, such mandatory prepayment will be subject to the payment of the Tranche B Premium instead of the Make-Whole Amount.
On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement.
On May 12, 2026, we and Lynrock Lake entered into the Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum.
As of March 31, 2026, the outstanding amount of the Lynrock Lake Term Loan was $1.4 million, net of the unamortized debt discount of $8.7 million, and accrued interest was $1.2 million. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.1 million, respectively.
Future principal payments on the long-term debt as of March 31, 2026 are as follows (in thousands):

Year ending December 31:
2029	$10,100
Total payments	$10,100
Less: Unamortized debt issuance costs	(8,740)
Long-term debt, net	$1,360
In February 2026, we obtained waivers from Lynrock Lake in connection with debt covenant non-compliance related to the first three quarters of 2025. We were in compliance with the debt covenant covered by the Lynrock Lake Term Loan for the fourth quarter of 2025 and first quarter of 2026. The Lynrock Lake Term Loan has been classified as a noncurrent liability on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

6.Leases
We lease our operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects our operating lease right-of-use (“ROU”) assets, net and operating lease liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Operating lease ROU assets, net	$477	$573
Liabilities:
Operating lease liabilities, current	$467	$454
Operating lease liabilities, noncurrent	82	203
	$549	$657
The following table presents supplemental cash flow information related to our operating leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows from operating leases	$121	$117
As of March 31, 2026, the maturity of operating lease liabilities was as follows (in thousands):

Year ending December 31:
2026 (remainder)	$370
2027	207
Total payments	577
Less: Interest	(28)
Present value of obligations	$549
As of March 31, 2026, the weighted-average remaining lease term was 1.2 years and the weighted-average discount rate was 8%. As of December 31, 2025, the weighted-average remaining lease term was 1.4 years and the weighted-average discount rate was 8%.
Operating lease expenses for each of the three months ended March 31, 2026 and 2025 was $0.1 million, of which $6 thousand was related to leases with a term of less than 12 months.
7.Contingencies
Litigation
We are subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the unaudited condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on our unaudited condensed consolidated financial statements.

8.Stockholders’ Equity
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of March 31, 2026 was as follows (in thousands):

March 31, 2026
Common stock warrants	38,418
Pre-funded warrants	1,808
Options outstanding under the 2024 Incentive Plan	993
Restricted stock units (“RSUs”) outstanding under the 2024 Incentive Plan	619
Awards available under the 2024 Incentive Plan	66
Options outstanding under the Inducement Equity Incentive Plan	108
RSUs outstanding under the Inducement Equity Incentive Plan	220
Potential merger earnout consideration shares	1,000
Potential shares from convertible notes	90
Total	43,322
Warrants (Public Warrants, Private Warrants, Working Capital Note Warrants, PIPE Warrants, Lynrock Lake Warrant, and Yorkville Warrant)
As of March 31, 2026 and December 31, 2025, there were 7,882,807 Public Warrants, Private Warrants, and Working Capital Note Warrants (collectively, the “PubCo Warrants”) outstanding with an exercise price of $6.90 per warrant and expiring on March 4, 2029, pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”).
On April 9, 2025, we entered into the First Securities Purchase Agreement between us, on the one hand, and Dr. Avi Katz, the Chairman of our Board of Directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of our Board of Directors, on the other hand (the “April 2025 Private Placement”). On April 24, 2025, at the closing of the April 2025 Private Placement, we issued (i) 261,644 shares of common stock at a per share purchase price of $1.911, which represented 110% of the volume weighted trading price for the common stock on April 9, 2025; and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 523,286 shares of common stock with a per share exercise price of $2.16. The aggregate gross proceeds to us from the April 2025 Private Placement was approximately $0.5 million, before deducting the offering expenses payable by us, which expenses consisted solely of legal fees. We used the net proceeds from the offering for working capital purposes.
On May 12, 2025, we entered into the Second Securities Purchase Agreement” (the “May 2025 Private Placement”) in an amount of approximately $0.2 million, pursuant to which we issued 68,447 shares of common stock plus a PIPE Warrant to purchase 68,447 shares of common stock. The May 2025 Private Placement provides a per share purchase price of $2.922, which represents 110% of the five-day volume weighted trading price for the common stock through May 9, 2025, and the per share exercise price of the warrant is $3.36. We used the net proceeds from the offering for working capital purposes.
On September 30, 2025, we entered into the Third Securities Purchase Agreement, by and between us and certain accredited investors and qualified institutional buyers (the “October 2025 Private Placement”). At the closing of the October 2025 Private Placement on October 3, 2025, we issued (i) 2,232,243 shares of our common stock, par value $0.0001 per share; (ii) Subscription PIPE Warrants with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) 5,424,083 pre‑funded PIPE Warrants to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance (the “Pre-Funded Warrants”). The purchase price of each share of common stock was $4.50 and the purchase price for each Pre‑Funded Warrant was $4.4997. Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to us from the October 2025 Private Placement was approximately $18.2 million, before deducting the offering expenses payable by us, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement The per share exercise price of each Subscription PIPE Warrant is $4.50 and the per share exercise price of each Pre-Funded Warrant is $0.0003. We used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
On January 22, 2026, we entered into the Fourth Securities Purchase Agreement where we received approximately $0.2 million from Dr. Avi Katz, the Chairman of our Board of Directors (the “January 2026 Private Placement”), in exchange for the issuance of (i) 24,107 shares of common stock at a per share purchase price of $6.43, which represented 110% of the 5-day volume weighted trading price for the common stock on January 22, 2026; and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 48,214 shares of common stock with a per share exercise price of $6.43. We used the net proceeds from the offering for working capital purposes.
As of March 31, 2026 and December 31, 2025, total PIPE Warrants, including the Pre-Funded Warrants, covering common stock of 7,946,588 shares and 7,898,374 shares were outstanding.
In connection with the Lynrock Lake Term Loan, on February 26, 2025, we issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. As of March 31, 2026 and December 31, 2025, the Lynrock Lake Warrant to purchase 24,396,416 shares of common stock was outstanding. Refer to Note 3 - Fair Value Measurements and Note 5 - Long-Term Debt for more information.
On February 26, 2025, we issued to Yorkville a warrant to purchase 5,000,071 shares of our common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant. On August 26, 2025, we repurchased the Yorkville Warrant for an aggregate price of $5.0 million. Refer to Note 3 - Fair Value Measurements and Note 5 - Long-Term Debt for more information.
9.Stock Incentive Plans
Inducement Equity Incentive Plan
The following table summarizes information regarding stock option and RSU activity in the Inducement Equity Incentive Plan (the “Inducement EIP”) during the three months ended March 31, 2026 (in thousands, except per share data):

Stock Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	108	$7.47	9.7	$—
Outstanding, March 31, 2026	108	$7.47	9.4	$—
Vested as of March 31, 2026	—	$—	—	$—
Expected to vest as of March 31, 2026	108	$7.47	9.4	$—

RSUs	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	220	$6.25	9.9	$1,291
Outstanding, March 31, 2026	220	$6.25	9.7	$1,291
Exercisable as of March 31, 2026	—	$—	—	$—
Expected to vest as of March 31, 2026	220	$6.25	9.7	$1,291

2024 Equity Incentive Plan
On January 1, 2026, we increased the number of authorized shares of common stock pursuant to the 2024 Equity Incentive Plan (the “2024 EIP”) by 595,110 shares.
The following table summarizes information regarding stock option and RSU activity in the 2024 EIP during the three months ended March 31, 2026 (in thousands, except per share data):

Stock Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	1,116	$2.52	8.4
Granted	17	$6.95
Exercised	(116)	$2.17
Cancelled	(24)	$5.87
Outstanding, March 31, 2026	993	$2.56	8.8	$3,307
Exercisable as of March 31, 2026	570	$2.12	8.7	$2,140
Expected to vest as of March 31, 2026	423	$3.17	8.9	$1,167

RSUs	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	—	$—	—	$—
Granted	619	$6.95		$3,632
Outstanding, March 31, 2026	619	$6.95	4.0	$3,632
Exercisable as of March 31, 2026	—	$—	—	$—
Expected to vest as of March 31, 2026	619	$6.95	4.0	$3,632
The determination of the fair value of options granted under the Inducement EIP and the 2024 EIP during the three months ended March 31, 2026 was computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2026
Stock price per share	$6.95
Expected option term (years)	5.8
Expected volatility	76.6%
Risk-free rate of return	4.1%
Expected annual dividend yield	—%
Weighted-average grant date fair value	$6.95
No options or RSUs were granted during the three months ended March 31, 2025.

Stock-based Compensation
The following table shows stock-based compensation expense by functional area in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$30	$17
Selling, general and administrative	351	84
Total stock-based compensation expense	$381	$101
Stock-based compensation expense capitalized to inventory for the three months ended March 31, 2026 and 2025 was insignificant.
As of March 31, 2026, the total unrecognized compensation cost related to all nonvested stock options and RSUs was $6.6 million and the weighted-average period over which it is expected to be recognized is 1.7 years.
10.    Revenue
Revenue recognized during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Product	$6,456	$2,760
Service	74	38
Total revenue	$6,530	$2,798
Revenue recognized by geography during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$6,519	$2,787
International	11	11
Total revenue	$6,530	$2,798
Substantially all of the revenue recognized by us during the three months ended March 31, 2026 and 2025 was recognized at a point in time. We had no contract assets as of March 31, 2026 and December 31, 2025. We had contract liabilities of $44 thousand as of March 31, 2026, all of which is expected to be recognized as revenue in the next twelve months. We had contract liabilities of $7 thousand as of December 31, 2025. Contract liabilities are included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized during the three months ended March 31, 2026 that was previously included in contract liabilities as of December 31, 2025 was $7 thousand.
One customer represented 10% or more of our accounts receivable balance and our total revenue as follows:

			Revenue
	Accounts Receivable		Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Customer A	98%	100%	96%	97%

11.    Income Taxes
Consistent with our conclusion as of December 31, 2025, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of March 31, 2026. As a result, the estimated annual effective tax rate for 2026 is expected to be 0% because our forecasted losses are expected to generate no income tax benefit. Furthermore, there were no discrete tax items for the quarter ended March 31, 2026.
The income tax benefit was zero for both the three months ended March 31, 2026 and 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among its provisions, OBBBA introduced Section 174, which allows for the immediate expensing of domestic research and experimental expenditures, reversing the amortization requirement enacted under the Tax Cuts and Jobs Act of 2017. Taxpayers may elect to expense such costs either entirely in the year incurred or ratably over a two-year period. We will elect to expense over a two-year period. As we have historically been in a loss position, the election to deduct domestic research and experimental expenditures will not have any impact to our financial results for the year ending December 31, 2026.
12.    Earnings (Loss) per Share
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
Reconciliation of net loss per share for the three months ended March 31, 2026 and 2025 was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net loss and comprehensive loss attributable to common stockholders	$(3,406)	$(11,136)
Weighted-average number of common shares used in computing net loss per share (1)	13,798	9,172
Net loss per share - basic and diluted (1)	$(0.25)	$(1.21)
The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Common stock warrants (1)(2)	38,418	34,755
Merger earnout consideration shares (1)	1,000	2,000
Potential shares from convertible notes (1)	90	85
RSUs outstanding	839	—
Options outstanding (1)	1,101	652
Total	41,448	37,492
(1)Amounts as of March 31, 2025 differ from those published in prior unaudited condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (refer to Note 1 - The Company and Summary of Significant Accounting Policies). Specifically, the number of potential common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of potential common stock were combined and reconstituted into one share of potential common stock effective October 23, 2025.

(2)Warrants issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the three months ended March 31, 2026, we included pre-funded common stock warrants in our computation of net loss per share and thus excluded them from the table above. These warrants were issued in October 2025 with an exercise price of $0.0003 per pre-funded warrant (See Note 8 – Stockholders’ Equity for additional information).
13.    Related Party Transactions
Convertible Notes Payable
Our three convertible notes to three of our stockholders for advances up to $3.5 million in principal issued in July 2020 (the “2020 Notes”) bear annual interest of 5% on any amounts drawn. The additional note issued in March 2022 as part of the 2020 Notes, has an annual interest rate of 8%. All principal and interest payments were initially due on or before July 1, 2025. In connection with the issuance of the Lynrock Lake Term Loan on February 26, 2025, the maturity date on these convertible notes payable was extended to October 21, 2027.
As of March 31, 2026, an aggregate of 90,385 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of March 31, 2026 and December 31, 2025, the outstanding amount of the 2020 Notes was $3.9 million and $3.9 million, respectively, and accrued interest was $0.8 million and $0.7 million, respectively.
Working Capital Note
As of March 31, 2026 and December 31, 2025, a promissory note (the “Working Capital Note”) issued to a stockholder was outstanding in the aggregate principal amount of $0.7 million. The Working Capital Note is interest-free and matures on October 1, 2027. Refer to Note 5 - Long-Term Debt for more information.
Private Placements
On April 24, 2025, we completed the April 2025 Private Placement for net proceeds of $0.5 million from Dr. Avi Katz, the Chairman of our Board of Directors, and Dr. Raluca Dinu, the Chief Executive Officer and a member of our Board of Directors, in exchange for a total of 261,644 shares of our common stock and warrants to purchase 523,286 shares of common stock that are issuable upon exercise.
On January 22, 2026, we completed the January 2026 Private Placement, for net proceeds of approximately $0.2 million from Dr. Avi Katz, the Chairman of our Board of Directors, in exchange for the issuance of 24,107 shares of common stock plus warrants with a term of ten years from the initial exercise date to purchase up to an additional 48,214 shares of common stock with a per share exercise price of $6.43.
Refer to Note 8 - Stockholders’ Equity for more information.
Sublease Agreement
On January 23, 2025, we entered into a Sublease Agreement (the “Sublease”) with a related party (the “Sublessee”), pursuant to which the Sublessee will sublease certain space, currently leased from Hamilton Landing Novato LLC by us pursuant to the “Prime Lease” (as defined in the Sublease), to the Sublessee for use in our operations, on a full-time and exclusive basis. The Sublessee will pay to us a rental fee for the Subleased Space as defined in the Sublease in an amount equal to $6 thousand through May 31, 2027. The term of the Sublease is one year unless terminated and will auto-renew on a month-to-month basis thereafter, unless otherwise terminated. The Sublease will expire automatically upon the termination of the Prime Lease, which is set to terminate in April 2027. We recorded sublease income of $18 thousand and $17 thousand in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively.
14.    Segment Information
We have one operating and reportable segment, which is engaged in the development and commercialization of our Breast Acoustic CT Scanner. Our Chief Executive Officer has been determined to be the chief operating decision maker (“CODM”). The CODM assesses performance, makes operating decisions and decides how to allocate resources based on net loss that is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$6,530	$2,798
Less:
Cost of revenue (1)	3,858	986
Research and development (1)	1,724	852
Selling, general and administrative (1)	3,297	2,002
Other expense, net	4	8,749
Change in fair value of warrant liability	173	705
Change in fair value of derivative liability	—	(101)
Change in fair value of earnout liability	(50)	50
Interest expense, net	930	691
Income tax benefit	—	—
Consolidated net loss	$(3,406)	$(11,136)
(1)    Includes total salaries, bonuses, employee benefits and stock-based compensation of $2.9 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.
All of our long-lived assets are located in the United States.
15. Subsequent Events
On May 12, 2026, we and Lynrock Lake entered into the Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. Refer to Note 5 - Long-Term Debt for more information.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “our,” “us,” “QT Imaging,” “QT Imaging Holdings,” or the “Company” and other similar terms refer to QT Imaging Holdings, Inc. and its consolidated subsidiaries. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would,” and similar words and expressions are intended to identify such forward-looking statements. Such forward‑looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in Part II, Item 1A. of this Quarterly Report, the Risk Factors section in our Annual Report, and in any more recent filings with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
With the support of nearly $18.0 million in financial support from the U.S. National Institutes of Health (“NIH”), we developed a novel, comprehensive body imaging technology that has high resolution, high sensitivity, high specificity, high positive and negative predictive values, and is safe and inexpensive. The technology is based on ultra-low frequency transmitted sound and uses a one-of-a-kind novel sound back-scatter design and inverse-scattering reconstruction to create its images.
Our current Breast Acoustic CT Scanner is a Class II device subject to premarket notification and clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDCA”). On August 23, 2016, we submitted a Section 510(K) Summary of Safety and Effectiveness application for the Breast Acoustic CT Scanner in accordance with 21 CFR 807.92 under 510(K) Number K162372. As part of meeting the general requirements for basic safety and essential performance of the Breast Acoustic CT Scanner (formerly, QT Ultrasound Breast Scanner) pursuant to AAMI ES60601-1:2005/(R)2012 and A1:2012 Medical electrical equipment, testing was conducted by Intertek, an independent testing laboratory, located in Menlo Park, CA. Intertek also conducted applicable testing pursuant to IEC 60601-1-6 Edition 3.1 2013-10-Medical electrical equipment Part 1-6 General requirements for safety - Collateral Standard: Usability. In addition, we conducted, and Intertek witnessed, all applicable testing pertaining to the requirements for the safety of ultrasonic medical diagnostic and monitoring equipment and to demonstrate compliance with the Acoustic Output Measurement Standard for Diagnostic Ultrasound Equipment. This test on acoustic output was pursuant to IEC 60601-2-37 Edition 2.0.2007 Medical electrical equipment - Part 2-37: Particular requirements for the basic safety and essential performance of ultrasonic medical diagnostic and monitoring equipment. Finally, system verification testing was conducted to ensure that the Breast Acoustic CT Scanner met all design and other requirements including but not limited to that no new issues of safety or effectiveness compared to the predicate device, SoftVue System manufactured by Delphinus Medical Technologies, were raised.

Since our inception, we have devoted substantially all our financial resources to acquiring and developing the base technology for our body imaging systems, conducting research and development activities, securing related intellectual property rights, and for managing corporate operations and growth. On June 6, 2017, the FDA, in response to QT Imaging’s Section 510(K) Summary of Safety and Effectiveness premarket notification, determined that the Breast Acoustic CT Scanner is substantially equivalent to the predicate device. Our use of the words “safe,” “safety,” “effectiveness,” and “efficacy” in relation to the Breast Acoustic CT Scanner in this Management's Discussion and Analysis and all other documents related to us is limited to the context of the Section 510(K) Summary of Safety and Effectiveness that was reviewed and responded to by the FDA.
Our strategies for commercializing the Breast Acoustic CT Scanner include the following:
•Create disruptive technological innovation (software, artificial intelligence, and smart physics) to improve medical imaging and thus health care quality and access;
•Continue to improve our high quality, high resolution, native 3D, reproducible image quality regardless of operator or breast size/tissue type breast imaging technology, as well as the techniques for quantifiable analysis, comparison, and training;
•Partner with strategic business and distribution channels to address the U.S. market for breast imaging immediately and, other regions in the future, to place the Breast Acoustic CT Scanner in hospitals, radiology centers, etc. and generate awareness of the benefits of our technology;
•Perform manufacturing internally to us and partner strategically for large scale manufacturing;
•Expand the market by supporting additional Direct-to-Customer and Direct-to-Patient approaches to enable the ability to lower health care costs and increase access via personal medical imaging;
•Provide a new social and economic opportunity for consumers to take control of some aspects of their own health care—such as imaging for minor injuries or medical conditions without needing a healthcare “gate-keeper;” and
•Focus our intellectual capabilities and ethical framework to become unified in our mission to improve the quality and lower the cost of health care world-wide . . . “It’s about time.”
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $56.4 million as of March 31, 2026. During the three months ended March 31, 2026, we incurred a net loss of $3.4 million and used $3.7 million of cash in operating activities. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
We expect to incur additional recurring administrative expenses associated as a publicly traded company, including costs associated with compliance under the Exchange Act, annual and quarterly reports to stockholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley Act compliance readiness, and director and officer compensation.
Recent Developments
On January 19, 2026, we entered into the Al Naghi Distribution Agreement for an initial term of three years. Under the terms of the Al Naghi Distribution Agreement, we granted to Al Naghi the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Cloud SaaS platform subscriptions in the UAE, with MOQs of 7 scanners in 2026, 16 scanners in 2027, and 20 scanners in 2028, for a total minimum of 43 scanners, representing revenue of more than $24 million in 2026 through 2028, upon regulatory approval from the EDE in the UAE, which was received on March 17, 2026.
On January 22, 2026, we entered into the Fourth Securities Purchase Agreement where we received approximately $0.2 million from Dr. Avi Katz, the Chairman of our Board of Directors, in exchange for the issuance of (i) 24,107 shares of common stock at a per share purchase price of $6.43, which represented 110% of the 5-day volume weighted trading price for the common stock on January 22, 2026; and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 48,214 shares of common stock with a per share exercise price of $6.43. We used the net proceeds from the offering for working capital purposes.

Effective January 28, 2026, upon meeting all of the Nasdaq listing requirements, our common stock was uplisted from the OTCQB Venture Market to the Nasdaq Capital Market and began trading under the ticker symbol “QTI.”
On May 12, 2026, we and Lynrock Lake entered into the Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum.
Components of Our Results of Operations
Revenue
Revenue consists of revenue from the sale of our products including the Breast Acoustic CT Scanner, associated software, accessories, and related services, which are primarily training and maintenance. For sales of products (which include the Breast Acoustic CT Scanner and any accessories), revenue is recognized when a customer obtains control of the promised goods. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these goods. Service revenue is generally related to maintenance and training the customer. Service revenue is recognized at the time the related performance obligation is satisfied, in an amount that reflects the consideration that we expect to receive in exchange for those services.
Cost of Revenue
Cost of revenue consists of our product costs, which includes manufacturing costs, payroll and payroll related costs, stock-based compensation expenses, duties and other applicable importing costs, shipping and handling costs, packaging costs, warranty replacement costs, fulfillment costs, inventory obsolescence and write-offs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead. We expect our cost of revenue to increase in absolute dollars and decrease as a percentage of revenue over time as we shift to new manufacturing processes and vendors that we anticipate will result in greater efficiency and lower per unit costs.
We expect we will continue to invest additional resources into our products to expand and further develop our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the research and development of our products, which include payroll and payroll related costs, stock-based compensation expenses, consultant costs, professional services costs, material and supplies costs, clinical study costs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead.
We expense all research and development costs in the periods in which such costs are incurred. Research and development activities are central to our business. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in the continued development of the Breast Acoustic CT Scanner.
We cannot reasonably determine the nature, timing and costs of the efforts that will be necessary to build our QTI Cloud SaaS platform, run clinical trials that are necessary to generate biomarker data, and reduce the bill of materials and other costs to manufacture the Breast Acoustic CT Scanner. Our research and development expenses may vary significantly based on factors such as, without limitation:
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll and payroll related costs, stock-based compensation expenses, consultant costs, professional services costs, which include legal, investor relations, intellectual property, audit, accounting, and tax services, marketing costs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead.
We anticipate that our selling, general and administrative expenses will increase to support our expanding headcount and operations, increased costs of operating as a public company, the development of a commercial infrastructure to support commercialization of our products and product candidates, increased support for existing and new distribution partner relationships, and the use of outside service providers such as insurers, consultants, lawyers, and accountants. We also expect selling expenses to increase in the near term as we promote our brand through marketing and advertising initiatives, expand market presence, and hire additional personnel to drive penetration and generate leads.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue	$6,530	$2,798	$3,732	133%
Cost of revenue	3,858	986	2,872	291%
Gross profit	2,672	1,812	860	47%
Operating expenses:
Research and development	1,724	852	872	102%
Selling, general and administrative	3,297	2,002	1,295	65%
Total operating expenses	5,021	2,854	2,167	76%
Loss from operations	(2,349)	(1,042)	(1,307)	(125)%
Interest and other expense, net:
Interest expense, net	(930)	(691)	(239)	(35)%
Other expense, net	(4)	(8,749)	8,745	100%
Change in fair value of warrant liability	(173)	(705)	532	75%
Change in fair value of derivative liability	—	101	(101)	(100)%
Change in fair value of earnout liability	50	(50)	100	200%
Total interest and other expense, net	(1,057)	(10,094)	9,037	90%
Net loss and comprehensive loss	$(3,406)	$(11,136)	$7,730	69%
Revenue
Revenue increased by $3.7 million to $6.5 million during the three months ended March 31, 2026 from $2.8 million during the three months ended March 31, 2025. The increase was primarily due to the sale of 13 Breast Acoustic CT Scanners during the three months ended March 31, 2026, as compared with six scanners sold during the three months ended March 31, 2025, in accordance with MOQs per the Amended NXC Distribution Agreement.
Cost of Revenue
Cost of revenue increased by $2.9 million to $3.9 million during the three months ended March 31, 2026 from $1.0 million during the three months ended March 31, 2025. The increase was primarily due to the sale of 13 Breast Acoustic CT Scanners during the three months ended March 31, 2026, as compared with six scanners sold during the three months ended March 31, 2025, including one scanner that had been repurchased at a lower cost and one depreciated scanner that had been repurposed for sale.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $0.9 million to $1.7 million during the three months ended March 31, 2026 from $0.9 million during the three months ended March 31, 2025. The increase was primarily due to an increase in professional service costs of $0.6 million and an increase in payroll and payroll-related expenses of $0.2 million due to higher headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.3 million to $3.3 million during the three months ended March 31, 2026 from $2.0 million during the three months ended March 31, 2025. The increase was primarily due to an increase in payroll and payroll-related expenses of $1.1 million due to higher headcount and an increase in professional services costs of $0.2 million, partially offset by an increase in the allocation of overhead of $0.3 million from selling, general and administrative expenses to cost of revenue.

Interest expense, net
Interest expense, net increased by $0.2 million to $0.9 million during the three months ended March 31, 2026 from $0.7 million during the three months ended March 31, 2025. The increase was primarily due to the increase in accrued interest and debt discount amortization of $0.9 million for the Lynrock Lake Term Loan, partially offset by the decrease in Yorkville Note interest of $0.5 million as a result of the termination of the Yorkville Note in the first quarter of 2025 and an increase in interest income of $0.1 million.
Other expense, net
Other expense, net decreased by $8.7 million to $4 thousand during the three months ended March 31, 2026 from $8.7 million during the three months ended March 31, 2025. The decrease was primarily due to $6.6 million in noncash expense incurred at the issuance of the Lynrock Lake Term Loan, and $2.2 million due to an extinguishment loss and modification charges for the Yorkville Note and Cable Car Note during the three months ended March 31, 2025.
Change in fair value of warrant liability
Change in fair value of warrant liability changed by $0.5 million to expense of $0.2 million during the three months ended March 31, 2026 from expense of $0.7 million during the three months ended March 31, 2025. The change was primarily due to the decrease in the Lynrock Lake Warrant liability of $0.4 million and $0.1 million of expense from the modification on the Yorkville Warrant during the three months ended March 31, 2025.
Change in fair value of derivative liability
Change in the fair value of derivative liability changed by $0.1 million to nil for during three months ended March 31, 2026 from income of $0.1 million during the three months ended March 31, 2025. The change was due to the extinguishment of the derivative liability during the three months ended March 31, 2025 as a result of the extinguishment of the Yorkville Note.
Change in fair value of earnout liability
Change in the fair value of earnout liability changed by $0.1 million to income of $50 thousand during the three months ended March 31, 2026 from expense of $50 thousand during the three months ended March 31, 2025. The change was primarily due to changes in the probability of outcome related to our revenue assumptions.
Liquidity and Capital Resources
Sources of Liquidity
Liquidity describes our ability to meet financial obligations which arise during the normal course of business. To date, we have financed our operations primarily through the sale of equity securities, issuances of convertible notes and other debt, and grants from the U.S. government. We expect to derive future liquidity primarily through our revenue from customers and sale of equity securities. Our current liquidity position consists of cash on hand and certificates of deposit.
As of March 31, 2026, we had cash and cash equivalents of $7.0 million. We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $56.4 million as of March 31, 2026. During the three months ended March 31, 2026, we incurred a net loss of $3.4 million and used $3.7 million of cash in operating activities. We expect to continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
On February 26, 2025, we entered into the Lynrock Lake Credit Agreement that provided the Lynrock Lake Term Loan in the aggregate principal amount of $10.1 million. On August 26, 2025, we and Lynrock Lake entered into the Lynrock Lake Amended Credit Agreement to add Tranche B in the amount of $5.0 million to the Lynrock Lake Term Loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium. On May 12, 2026, we and Lynrock Lake entered into the Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum.

During the year ended December 31, 2025 and the three months ended March 31, 2026, we completed a series of PIPE transactions, where we received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock.
•On April 24, 2025, we entered into the First Securities Purchase Agreement in an amount of approximately $0.5 million from related persons. We used the net proceeds from the offering for working capital purposes.
•On May 12, 2025, we entered into the Second Securities Purchase Agreement in an amount of approximately $0.2 million. We used the net proceeds from the offering for working capital purposes.
•On October 3, 2025, we entered into the Third Securities Purchase Agreement in an amount of approximately $18.2 million, before deducting the offering expenses payable by us. We used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
•On January 22, 2026, we entered into the Fourth Securities Purchase Agreement in an amount of approximately $0.2 million from a related person. We used the net proceeds from the offering for working capital purposes.
During the years ended December 31, 2025 and 2024 and the three months ended March 31, 2026, we entered into several distribution agreements which provided us with MOQs as follows:
•On June 18, 2024, as amended on December 11, 2024 and further amended on March 28, 2025, we entered into the Amended NXC Distribution Agreement, which provides us with MOQs of 60 scanners in 2026, representing revenue of more than $28 million in 2026.
•On August 21, 2025, we entered into the Gulf Medical Distribution Agreement for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, we granted to GMC the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Cloud SaaS platform subscriptions in Saudi Arabia, with MOQs of 20 scanners in 2026, 32 scanners in 2027, and 40 scanners in 2028, for a total minimum of 92 scanners, representing revenue of more than $51 million in 2026 through 2028, upon regulatory approval from the SFDA in Saudi Arabia.
•On January 19, 2026, we entered into the Al Naghi Distribution Agreement for an initial term of three years. Under the terms of the Al Naghi Distribution Agreement, we granted to Al Naghi the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Cloud SaaS platform subscriptions in the UAE, with MOQs of 7 scanners in 2026, 16 scanners in 2027, and 20 scanners in 2028, for a total minimum of 43 scanners, representing revenue of more than $24 million in 2026 through 2028, upon regulatory approval from the EDE in the UAE, which was received on March 17, 2026.
Currently, as a result of the armed conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran launched on February 28, 2026, we are unable to ship scanners to GMC and Al Naghi. If we are unable to ship scanners to our distributors in the Gulf Region for a prolonged period of time, our business, financial condition, results of operations, and liquidity could be materially impacted.
We believe that the additional cash received from the Lynrock Lake Term Loan, the extension of the maturity date of the Lynrock Lake Term Loan to March 2029, the additional cash received from the PIPE Investments, and the expected revenue from MOQs per the Amended NXC Distribution Agreement, the Gulf Medical Distribution Agreement, and the Al Naghi Distribution Agreement will be sufficient to fund our current operating plan for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, purchasing inventory to meet our growth plan, and the timing and cost to enhance commercialized existing products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of us, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Lynrock Lake Term Loan
On February 26, 2025, we entered into the Lynrock Lake Credit Agreement that provides the Lynrock Lake Term Loan with Lynrock Lake. The Lynrock Lake Credit Agreement is secured by a first priority lien on substantially all of our assets and provides for a term loan in the aggregate principal amount of $10.1 million at an interest rate of 10.0% per annum, compounded quarterly. Prior to the Second Amended Credit Agreement, the maturity date of the Lynrock Lake Credit Agreement was March 31, 2027 and is now March 31, 2029. The Lynrock Lake Term Loan will be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid interest and any outstanding and payable fees.
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
Subject to the payment of the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), at the option of Lynrock Lake, we will make mandatory repayments of the term loan upon the following occurrences:
•     If on any date we or any of our subsidiaries will receive any cash proceeds from any Extraordinary Receipt (as defined in the Lynrock Lake Credit Agreement) in an amount equal to or exceeding $0.3 million in the aggregate, we will prepay the term loan within five business days of receipt of such cash proceeds, in an amount equal to 100% of the cash proceeds of such Extraordinary Receipt (as defined in the Lynrock Lake Credit Agreement);
•    If any indebtedness will be incurred by us or any subsidiary thereof (excluding any indebtedness that the Lynrock Lake Credit Agreement permits us to incur), an amount equal to 100% of the net cash proceeds thereof will be applied on the date of incurrence or receipt toward the prepayment of the term loan;
•     If on any date we or any of our subsidiaries will receive net cash proceeds in an amount equal to or exceeding (i) $0.3 million in any single transaction or series of related transactions or (ii) $0.3 million in the aggregate for all transactions during the term of the Lynrock Lake Credit Agreement from any Asset Sale (as defined in the Lynrock Lake Credit Agreement) or Recovery Event (as defined in the Lynrock Lake Credit Agreement) then we or such subsidiary will prepay the term loan, on or prior to the date which is five business days after the date of the realization or receipt by us or subsidiary in an amount equal to 100% of such proceeds; and
•     Subject to the payment of the Prepayment Premium in addition to the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), in the event that a Change of Control (as defined in the Lynrock Lake Credit Agreement) will occur, we will prepay all of the outstanding term loan, on or prior to the date which is two business days after the date of such Change of Control (as defined in the Lynrock Lake Credit Agreement).
There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we will also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of March 31, 2026, Lynrock Lake has not elected the repayment option in the amount equal to 15% of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
In connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.0002 exercise price or the fair market value of a share of common stock from the immediately prior trading day. The fair value of the Lynrock Lake Warrant at issuance amounted to $16.5 million. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside our control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. We determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model through the modification.
Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
On August 26, 2025, we and Lynrock Lake entered into the Lynrock Lake Amended Credit Agreement to add Tranche B in the amount of $5.0 million to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. Tranche B was subject to the Tranche B Premium equal to 6% multiplied by the sum of (i) the principal of Tranche B being repaid plus (ii) all related accrued and unpaid interest. Subject to the payment of the Make-Whole Amount, if we received Net Cash Proceeds (as defined in the Lynrock Lake Credit Agreement) from any sale or issuance of our common stock, then we will, at the option of Lynrock Lake, prepay, or cause to be prepaid, Tranche B on or prior to the date which is thirty days after the date of the receipt by us of such Net Cash Proceeds in an amount equal to the lesser of (i) 100% of such Net Cash Proceeds or (ii) the principal amount of Tranche B on such date of prepayment, together with all accrued and unpaid interest thereon and any outstanding fees or premium, if any, payable in accordance with the Lynrock Lake Term Loan. Additionally, in connection with any mandatory prepayment of Tranche B on or prior to December 31, 2025, such mandatory prepayment will be subject to the payment of the Tranche B Premium instead of the Make-Whole Amount.
On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement.
On May 12, 2026, we and Lynrock Lake entered into the Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum.
As of March 31, 2026, the outstanding amount of the Lynrock Lake Term Loan was $1.4 million, net of the unamortized debt discount of $8.7 million, and accrued interest was $1.2 million. Interest expense, including amortization of debt issuance costs, for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.1 million, respectively.
Related Party Convertible Notes Payable
Our 2020 Notes bear annual interest of 5% on any amounts drawn. The additional note issued in March 2022 as part of the 2020 Notes, has an annual interest rate of 8%. All principal and interest payments were initially due on or before July 1, 2025. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on these convertible notes payable was extended to October 21, 2027.
The 2020 Notes are convertible, at the holder’s option, into shares of our common stock at the lower of $43.77 per share or the offering price in a financing of at least $5.0 million in equity from unaffiliated parties. As of March 31, 2026, an aggregate of 90,385 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of March 31, 2026 and December 31, 2025, the outstanding amount of the 2020 Notes was $3.9 million, and accrued interest was $0.8 million and $0.7 million, respectively.
Related Party Working Capital Loan
On May 3, 2023, we issued the Working Capital Note to a stockholder for a principal amount of $0.3 million. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $0.1 million, August 15, 2023 to add an additional principal amount of $0.1 million, August 29, 2023 to add an additional principal amount of $0.1 million, September 12, 2023 to add an additional principal amount of $0.1 million, September 15, 2023 to add an additional principal amount of $0.1 million, and October 26, 2023 to add an additional principal amount of $0.1 million, for an aggregate principal amount outstanding as of March 31, 2026 and December 31, 2025 under the Working Capital Note of $0.7 million. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5; (ii) the date we wind up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.
Cash Flows
The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,654)	$(3,536)
Net cash used in investing activities	(17)	—
Net cash provided by financing activities	159	5,352
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$(3,512)	$1,816
Net Cash Used In Operating Activities
Net cash used in operating activities was $3.7 million for the three months ended March 31, 2026 as compared to $3.5 million for the three months ended March 31, 2025. Net cash used for the three months ended March 31, 2026 consisted of a net loss of $3.4 million, adjusted for non-cash expenses primarily including stock-based compensation expense of $0.4 million, non-cash interest of $0.7 million, and change in fair value of warrant liability of $0.2 million, and adjusted for the net change in operating assets and liabilities primarily including an increase in accounts receivable of $0.6 million, an increase in inventory of $1.8 million, an increase in prepaid expenses and other current assets of $0.2 million, and a decrease in accounts payable of $0.5 million, partially offset by an increase in other liabilities of $1.2 million and an increase in accrued expenses and other current liabilities of $0.5 million.
Net cash used for the three months ended March 31, 2025 consisted of a net loss of $11.1 million, adjusted for non-cash expenses primarily including loss on issuance of the Lynrock Lake Term Loan of $6.6 million, debt extinguishment loss of $2.0 million, non-cash interest of $0.5 million, and change in fair value of warrant liability of $0.7 million, and adjusted for the net change in operating assets and liabilities primarily including an increase in accounts receivable of $2.7 million and an increase in prepaid expenses and other current assets of $0.6 million, partially offset by a decrease in inventory of $0.3 million, and an increase in accrued expenses and other liabilities of $0.5 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $17 thousand for the three months ended March 31, 2026 due to purchases of property and equipment. There were no investing activities for the three months ended March 31, 2025.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $0.2 million primarily due to net proceeds from the sale of common stock and warrants of $0.2 million, and proceeds from stock option exercises of $0.2 million, partially offset by $0.2 million of stock issuance costs accrued in 2025 but paid during the three months ended March 31, 2026.
During the three months ended March 31, 2025, net cash provided by financing activities was $5.4 million, primarily due to $10.0 million of net proceeds received from issuance of long-term debt related to the Lynrock Lake Term Loan, partially offset by the repayment of long-term debt of $4.6 million related to the Yorkville Note, Cable Car Note, and the PPP Loans.
Future Funding Requirements
We expect to incur increased significant expenses in connection with our ongoing activities, particularly as we continue the research and development of our products and product candidates, seek expanded regulatory clearances for the Breast Acoustic CT Scanner, expand our clinical studies, and build a U.S. sales and marketing team. We expect to incur additional costs associated with operating as a public company. Our future funding requirements, both short-and long-term, will depend on many factors, including, without limitation:
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
•Seek regulatory clearances for product candidates and expanded regulatory clearance for the Breast Acoustic CT Scanner;
•The cost of operating as a public company, including hiring additional personnel as well as increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses related to compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq; and
•The costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending our intellectual property-related claims.
We plan to continue to incur substantial costs in order to conduct research and development activities and to invest in the continued development of the Breast Acoustic CT Scanner. Additional capital will be needed to undertake these activities and commercialization efforts. We intend to raise such capital through the issuance of additional equity, borrowings, and potential strategic alliances with other companies. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If such financing is not available at adequate levels or on acceptable terms, we could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of our development programs or our commercialization efforts, out-license intellectual property rights to our product candidates, and sell unsecured assets, or a combination of the foregoing, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis, or at all.
Because of the numerous risks and uncertainties associated with manufacturing, research, development and commercialization of products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including, without limitation:
•The timing, receipt, and amount of revenue from the sales of the Breast Acoustic CT Scanner and related products and services, or any future approved or cleared products and product candidates, if any;
•The cost of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution for the Breast Acoustic CT Scanner;
•The costs, timing, and outcomes of regulatory review of applications for expanded clearances for the Breast Acoustic CT Scanner;
•The scope, progress, results, and costs of researching, developing and manufacturing our product candidates or any future product candidates, and conducting studies and clinical trials;
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

•Our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements that we may enter into; and
•The costs associated with being a public company.
Additionally, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for future trials and other research and development activities. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships or marketing, distribution, or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures, or declaring dividends. In addition, debt financing would result in increased fixed payment obligations.
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
Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and attain profitable operations. If we are unable to obtain adequate capital, we could be forced to cease operations. See the section entitled Risk Factors for additional factors and risks associated with our capital requirements.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations
We lease our operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
Contingencies
Litigation
We are subject to occasional lawsuits, investigations and claims arising out of the normal course of business. As of the date the unaudited condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on our unaudited condensed consolidated financial statements.
Emerging Growth Company
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Critical Accounting and Estimates
Refer to Part II, Item 7, Critical Accounting and Estimates, in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
Refer to Note 1 - The Company and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot provide assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1: Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A: Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report, other than as noted below. Any of these risk factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of approximately $56.4 million and $53.0 million, respectively. For the three months ended March 31, 2026 and 2025, we incurred net losses attributable to the Company of approximately $3.4 million and $11.1 million, respectively. For the three months ended March 31, 2026 and 2025, we used cash in operations of $3.7 million and $3.5 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.

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
The shares already registered for resale currently represent over 50% of the total number of shares outstanding, based on the number of shares of common stock outstanding as of March 24, 2026. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on March 24, 2026, certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors who acquired shares during the GigCapital5 initial public offering. For example, members of our founding stockholder, GigAcquisitions5, who received a distribution of shares from GigAcquisitions5 for which there is an effective resale registration statement, have a cost basis in up to 1,911,696 shares of common stock that were acquired at an effective purchase price of $0.0130776 per share, and, therefore, based on the closing price of the common stock, could earn an aggregate profit of approximately $12.5 million from the resale of such shares based upon the closing stock price on March 24, 2026.
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

The Company has converted each of its resale registration statements on Form S-1 to post-effective amendments on Form S-3, which allow the selling security holders to continue to offer and sell the registered securities thereunder. In addition, the Company has an effective shelf registration statement on Form S-3 from which it may offer and sell securities from time to time. The availability of the shelf registration statement may facilitate future capital raises by the Company; however, any such offerings could result in dilution to existing stockholders and may cause the market price of our common stock to decline.
On October 3, 2025, we issued the Pre-Funded Warrants which are exercisable for 1,808,055 shares at an exercise price of $0.0003 per share. In addition, the Company has other warrants that in the aggregate are exercisable for 38,417,755 shares of common stock at various exercise prices ranging from $1.0002 per share to $6.90 per share. This includes the warrant that we issued to Lynrock Lake in connection with the Lynrock Lake Warrant, which is exercisable for 24,396,416 shares of common stock at an exercise price of $1.0002 per share, but may be exercised on a “cashless basis.”
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

As of March 31, 2026, an aggregate of 889,364 private warrants and working capital warrants that are Warrant Agreement Warrants, which following the Reverse Stock Split were exercisable for 296,445 shares of common stock, were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the private warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
We conduct business in the Kingdom of Saudi Arabia and the UAE and military conflicts and geopolitical instability in the Middle East, including U.S. and Israeli military actions against Iran and the effective closure of the Strait of Hormuz, could disrupt our ability to ship products into the region, impair global markets and adversely affect our business and finances.

Armed conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran launched on February 28, 2026, pose risks to the global economy and to our business, particularly as we have distribution arrangements in the Kingdom of Saudi Arabia and the UAE. Iran has retaliated across the Gulf region, including attacks against targets in Qatar, the UAE, Kuwait, Bahrain and the Kingdom of Saudi Arabia. Furthermore, starting on March 4, 2026, Iranian forces declared the Strait “closed” and have threatened and carried out attacks on ships attempting to transit the waterway. The Strait, which borders Iran and Oman, is a critical maritime choke point through which roughly 27% of the world’s maritime trade in crude oil and petroleum products, approximately 20% of global liquefied natural gas trade, and significant volumes of containerized manufactured goods and other commodities transit. Although U.S and other forces have acted to allow for shipping to be able to continue through the Strait, uncertainty remains as to whether ships can safely transit the Strait, and at what cost, with war risk insurance premiums for vessels transiting the Strait having surged from approximately 0.25% to as much as 1-3% of a vessel’s insured value, and major maritime insurers have withdrawn war-risk coverage entirely, rendering the Strait economically non-functional even when it may be physically accessible. As a result, maritime shipping traffic through the Strait has declined by approximately 90% or more from normal volumes. A significant escalation of hostilities in this or other global conflicts may have a material adverse impact on our business. The current military conflict may affect our ability to continue our projects in these regions due to lack of resources, local support, and safety for the workers of our distribution partners. In addition, our distribution partners may be unable to receive product shipments destined for the Kingdom of Saudi Arabia and the UAE, or may experience significant delays, increased costs and supply chain interruptions that could materially impair our ability to fulfill customer orders, maintain existing distribution relationships and generate revenue from the region. Any disruption to our ability to distribute our products to this region will likely result in an impact on our finances. Furthermore, although the length and impact of the ongoing conflict is in the Middle East is highly unpredictable, it could lead to global market disruptions. The escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by the United States, NATO (or member countries), the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. In addition, the escalation of military action in the Middle East has disrupted global shipping routes, increased transit times and freight costs, and created broader supply chain bottlenecks. These shipping disruptions may persist even after the cessation of active hostilities, as insurance markets, operator risk perception and network redesign operate independently of military conditions, and the experience of the Red Sea crisis from 2023 to 2025 has demonstrated that commercial shipping traffic may not return to pre-crisis levels for an extended period. Furthermore, any disruption to the flow of oil through the Strait of Hormuz or other critical shipping lanes, could result in a rapid and sustained increase in global oil and energy prices, which would increase transportation and logistics costs and the cost of petroleum-based production materials. Higher energy and fuel prices would also be disruptive for the global economy and our end user customers. In addition, an escalation of military action in the Middle East could disrupt global shipping routes, increase transit times and freight costs, and create broader supply chain bottlenecks similar to those experienced during prior periods of global disruption. Any macroeconomic deterioration resulting from an escalation in Middle Eastern hostilities could compound the existing challenges facing our business and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Please refer to the Current Report on Form 8-K that we filed with the SEC on January 23, 2026 for information regarding a private placement that occurred on January 22, 2026. On January 22, 2026, we entered into the Fourth Securities Purchase Agreement where we received approximately $0.2 million from Dr. Avi Katz, the Chairman of our Board of Directors, in exchange for the issuance of (i) 24,107 shares of common stock at a per share purchase price of $6.43, which represented 110% of the 5-day volume weighted trading price for the common stock on January 22, 2026; and (ii) warrants with a term of ten years from the initial exercise date to purchase up to an additional 48,214 shares of common stock with a per share exercise price of $6.43. We used the net proceeds from the offering for working capital purposes.
Item 3: Defaults Upon Senior Securities
Not applicable

Item 4: Mine Safety Disclosures
Not applicable
Item 5: Other Information
None
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

10.34*
Space and Equipment Sublease, dated as of April 1, 2024, by and among QT Imaging Holdings, Inc. and QT Imaging Center (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 19, 2024).

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

10.61*
Amended Distribution Agreement, dated as of February 25, 2026, by and between QT Imaging Holdings, Inc. and Gulf Medical Co. (incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K filed with the SEC on March 25, 2026).

10.62*	Inducement Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed with the SEC on August 28, 2025).

10.63†	Second Amendment to Credit Agreement, dated as of May 12, 2026, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund LP.Second Amendment to

14*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

19.1*	Stock Trading Policy and Insider Trading Prohibition (Insider Trading Policy).

21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1/A filed with the SEC on May 16, 2024).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.1*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.2*	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.3*	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).
___________________
*Previously filed and incorporated herein by reference.
**The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
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

QT IMAGING HOLDINGS, INC.

Dated: May 13, 2026	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: May 13, 2026	/s/ Jay Jennings
Name: Jay Jennings
Title: Chief Financial Officer