Form 10-Q
period 2026-06-30
QT IMAGING HOLDINGS, INC.
filed 2026-08-12
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Dr. Raluca Dinu
Chief Executive Officer
3 Hamilton Landing, Suite 160,
Novato, CA 94949
Telephone: (415) 842-7250
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
Yes ☐ No ☒
As of August 12, 2026, the registrant had 14,636,524 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
1

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,924	$10,412
Restricted cash and cash equivalents	50	50
Accounts receivable	7,404	5,781
Inventory	9,870	5,027
Prepaid expenses and other current assets	1,171	821
Total current assets	29,419	22,091
Property and equipment, net	793	318
Operating lease right-of-use assets, net	379	573
Other assets	39	39
Total assets	$30,630	$23,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,011	$3,580
Accrued expenses and other current liabilities	6,051	3,825
Current maturities of long-term debt	—	9
Operating lease liabilities, current	437	454
Total current liabilities	9,499	7,868
Long-term debt, less current maturities, net	11,397	683
Related party notes payable	3,895	3,895
Operating lease liabilities	—	203
Warrant liability	187	103
Earnout liability	2,410	2,210
Other liabilities	996	1,614
Total liabilities	28,384	16,576
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 13,769 and 11,902 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	69,745	59,468
Accumulated deficit	(67,500)	(53,024)
Total stockholders’ equity	2,246	6,445
Total liabilities and stockholders’ equity	$30,630	$23,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$7,435	$3,659	$13,965	$6,458
Cost of revenue	4,375	1,832	8,233	2,819
Gross profit	3,060	1,827	5,732	3,639
Operating expenses:
Research and development	1,624	901	3,348	1,753
Selling, general and administrative	3,300	1,969	6,597	3,971
Total operating expenses	4,924	2,870	9,945	5,724
Loss from operations	(1,864)	(1,043)	(4,213)	(2,085)
Non-operating expense, net:
Interest expense, net	(745)	(379)	(1,675)	(1,070)
Other (expense) income, net	(4)	9	(8)	24
Change in fair value of warrant liability	89	(2,796)	(84)	(3,501)
Change in fair value of derivative liability	—	—	—	101
Change in fair value of earnout liability	(250)	210	(200)	160
Loss on issuance of debt	—	—	—	(6,640)
Loss on debt extinguishment and modification	(8,294)	—	(8,294)	(2,124)
Total non-operating expense, net	(9,204)	(2,956)	(10,261)	(13,050)
Loss before income tax expense	(11,068)	(3,999)	(14,474)	(15,135)
Income tax expense	2	3	2	3
Net loss and comprehensive loss	$(11,070)	$(4,002)	$(14,476)	$(15,138)
Net loss attributable to common stockholders	$(11,070)	$(4,002)	$(14,476)	$(15,138)

Net loss per share - basic and diluted (1)	$(0.75)	$(0.42)	$(1.01)	$(1.63)
Weighted-average shares outstanding (1)	14,831	9,451	14,317	9,312
(1)Share and per share amounts for the three and six months ended June 30, 2025 differ from those published in prior unaudited condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (refer to Note 1 - The Company and Summary of Significant Accounting Policies). Specifically, the number of common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, April 1, 2026	12,042	$1	$60,228	$(56,430)	$3,799
Issuance of shares of common stock related to underwritten public offering, net of issuance costs	1,200	—	5,347	—	5,347
Issuance of warrants related to underwritten public offering, net of issuance costs	—	—	3,564	—	3,564
Exercise of pre-funded warrants	500	—	—	—	—
Equity award activity, net of shares withheld for taxes	27	—	(62)	—	(62)
Stock-based compensation	—	—	668	—	668
Net loss	—	—	—	(11,070)	(11,070)
Balance, June 30, 2026	13,769	$1	$69,745	$(67,500)	$2,246

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, April 1, 2025 (1)	9,226	$1	$22,869	$(43,077)	$(20,207)
Issuance of shares of common stock related to private placements (1)	330	—	299	—	299
Issuance of warrants related to private placements	—	—	381	—	381
Reclassification of warrant liability upon warrant modification	—	—	22,986	—	22,986
Stock-based compensation	—	—	219	—	219
Net loss	—	—	—	(4,002)	(4,002)
Balance, June 30, 2025 (1)	9,556	$1	$46,754	$(47,079)	$(324)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2026	11,902	$1	$59,468	$(53,024)	$6,445
Issuance of shares of common stock related to private placements	24	—	39	—	39
Issuance of shares of common stock related to underwritten public offering, net of issuance costs	1,200	—	5,347	—	5,347
Issuance of warrants related to private placements	—	—	95	—	95
Issuance of warrants related to underwritten public offering, net of issuance costs	—	—	3,564	—	3,564
Exercise of pre-funded warrants	500	—	—	—	—
Equity award activity, net of shares withheld for taxes	143	—	183	—	183
Stock-based compensation	—	—	1,049	—	1,049
Net loss	—	—	—	(14,476)	(14,476)
Balance, June 30, 2026	13,769	$1	$69,745	$(67,500)	$2,246

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2025 (1)	8,931	$1	$22,402	$(31,941)	$(9,538)
Conversion of long-term debt into shares of common stock (1)	295	—	366	—	366
Issuance of shares of common stock related to private placements (1)	330	—	299	—	299
Issuance of warrants related to private placements	—	—	381	—	381
Reclassification of warrant liability upon warranty modification	—	—	22,986	—	22,986
Stock-based compensation	—	—	320	—	320
Net loss	—	—	—	(15,138)	(15,138)
Balance, June 30, 2025 (1)	9,556	$1	$46,754	$(47,079)	$(324)

(1)Amounts and share amounts as of June 30, 2025 and prior to that date differ from those published in prior unaudited condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (refer to Note 1 - The Company and Summary of Significant Accounting Policies). Specifically, the number of common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of common stock were combined and reconstituted into one share of common stock effective October 23, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,476)	$(15,138)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	76
Stock-based compensation	1,049	320
Loss on issuance of debt	—	6,640
Loss on debt extinguishment and modification	8,294	2,124
Non-cash interest	1,123	548
Non-cash operating lease	(26)	(19)
Change in fair value of warrant liability	84	3,501
Change in fair value of derivative liability	—	(101)
Change in fair value of earnout liability	200	(160)
Changes in operating assets and liabilities:
Accounts receivable	(1,623)	(3,584)
Inventory	(4,072)	(90)
Prepaid expenses and other current assets	(350)	(1,227)
Accounts payable	(396)	772
Accrued expenses and other current liabilities	982	924
Other liabilities	679	435
Net cash used in operating activities	(8,491)	(4,979)

Cash flows from investing activities:
Purchases of property and equipment	(191)	(47)
Net cash used in investing activities	(191)	(47)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	9,305	700
Proceeds from long-term debt, net of issuance costs	—	10,000
Proceeds from stock option exercises	246	—
Repayment of long-term debt	(9)	(4,674)
Payments for taxes related to net settlement of equity awards	(63)	—
Payment of stock issuance costs	(285)	—
Payment of debt issuance costs	—	(150)
Net cash provided by financing activities	9,194	5,876
Net increase in cash and cash equivalents and restricted cash and cash equivalents	512	850
Cash and cash equivalents and restricted cash and cash equivalents, beginning balance	10,462	1,192
Cash and cash equivalents and restricted cash and cash equivalents, ending balance	$10,974	$2,042

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets:
Cash	$10,924	$2,022
Restricted cash and cash equivalents	50	20
Total cash and restricted cash and cash equivalents	$10,974	$2,042

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$3
Cash paid for interest	$—	$12

Supplemental disclosures of noncash investing and financing activities:
Transfer of inventory to property and equipment	$325	$—
Accrued interest capitalized upon debt extinguishment	1,297	—
Debt issuance costs included in accrued expenses	—	144
Unpaid issuance costs included in accounts payable and accrued expenses and other current liabilities related to the sale of common stock and warrants	260	21

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Conversion of long-term debt into common stock	—	183
Conversion of accrued interest into common stock	—	174
Deferred issuance costs included in accrued expenses	—	8
Reclassification of warrant liability upon warrant modification	—	22,986
Fair value of warrants issued in exchange for issuance of long-term debt	—	16,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.The Company and Summary of Significant Accounting Policies
Nature of Operations
QT Imaging Holdings, Inc. (“we,” “our,” “us,” “QT Imaging,” “QT Imaging Holdings,” or the “Company”) is incorporated in Delaware with its headquarters in Novato, California. We are a medical device company engaged in research, development, and commercialization of innovative body imaging systems using low frequency sound waves. We strive to improve global health outcomes. Our strategy is predicated upon the fact that medical imaging is critical to the detection, diagnosis, and treatment of disease, and that it should be safe, affordable, accessible, and centered on the patient’s experience. Our initial product is a breast imaging system, the QT Imaging Breast Acoustic CT™ Scanner (the “Breast Acoustic CT Scanner”).
GigCapital5, Inc. (“GigCapital5”), our predecessor, was incorporated in Delaware on December 8, 2022. GigCapital5 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. Our business combination (the “Business Combination”) was consummated on March 4, 2024, and in connection with the Business Combination, GigCapital5 changed its corporate name to QT Imaging Holdings, Inc.
Basis of Presentation and Principles of Consolidation
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025.
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
Liquidity
As of June 30, 2026, we had cash and cash equivalents of $10.9 million. We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $67.5 million as of June 30, 2026. During the six months ended June 30, 2026, we incurred a net loss of $14.5 million and had a net operating cash outflow of $8.5 million. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
On February 26, 2025, we entered into a credit agreement (the “Lynrock Lake Credit Agreement”) that provided a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake Master Fund LP (“Lynrock Lake”) in the aggregate principal amount of $10.1 million. On August 26, 2025, we and Lynrock Lake entered into the First Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake First Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) to the Lynrock Lake Term Loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium. On May 12, 2026, we and Lynrock Lake entered into the Second Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake Second Amended Credit Agreement”) to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. Refer to Note 5 - Long-Term Debt for more information.
During the year ended December 31, 2025 and the six months ended June 30, 2026, we completed a series of Private Investment in Public Entity (“PIPE”) transactions and an underwritten public offering, where we received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock. Refer to Note 8 - Stockholders’ Equity for more information.
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
•On May 18, 2026, we completed an underwritten public offering (the “May 2026 Public Offering”) of 1,200,000 shares of our common stock, par value $0.0001 per share, at $5.00 per share, and 800,000 pre-funded warrants (the “May 2026 Pre-Funded Warrants”) at $4.9999 each, less underwriting discounts and commissions. Net proceeds from the May 2026 Public Offering were approximately $8.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We used the net proceeds from the May 2026 Public Offering for working capital purposes.

During the years ended December 31, 2025 and 2024 and the six months ended June 30, 2026, we entered into several distribution agreements which provided us with Minimum Order Quantities (“MOQs”) as follows:
•On June 18, 2024, we entered into a Distribution Agreement between QT Imaging and NXC Imaging, Inc. (“NXC”), as first amended on December 11, 2024 and further amended on March 28, 2025 (the “Amended NXC Distribution Agreement”), which provides us with MOQs of 60 scanners in 2026, representing revenue of more than $28 million in 2026.
•On August 21, 2025, we entered into a Distribution Agreement, as amended on February 25, 2026 (the “Gulf Medical Distribution Agreement”) with Gulf Medical Co. (“GMC”), a corporation organized and existing under the laws of Saudi Arabia, for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, we granted to GMC the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Cloud SaaS platform subscriptions in Saudi Arabia, with MOQs of 20 scanners in 2026, 32 scanners in 2027, and 40 scanners in 2028, for a total minimum of 92 scanners, representing revenue of more than $51 million in 2026 through 2028, upon regulatory approval from the Saudi Food and Drug Authority (“SFDA”) in Saudi Arabia, which was received on June 2, 2026.
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
We believe that the additional cash received from the Lynrock Lake Term Loan, the extension of the maturity date of the Lynrock Lake Term Loan to March 2029, the additional cash received from the PIPE Investments and the May 2026 Public Offering, and the expected revenue from our direct sales efforts in the U.S., MOQs per the Amended NXC Distribution Agreement, and direct sales efforts and sales through distributors such as Gulf Medical and Al Nagjhi internationally will be sufficient to fund our current operating plan for at least the next 12 months.
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
Reclassification
Debt issuance loss expense for the six months ended June 30, 2025 has been changed from other (expense) income, net, to loss on issuance of debt within the unaudited condensed consolidated statements of operations and comprehensive loss to conform with the classification for the six months ended June 30, 2026. Debt extinguishment loss expense for the six months ended June 30, 2025 has been changed from other (expense) income, net, to loss on debt extinguishment and modification within the unaudited condensed consolidated statements of operations and comprehensive loss to conform with the classification for the six months ended June 30, 2026.

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
Recently Issued Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. This guidance is effective on a prospective or retrospective basis for annual periods beginning after December 15, 2025 for us, with early adoption permitted. We adopted this guidance effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows. We expect to provide any required income tax disclosures for annual reporting periods in our consolidated financial statements for the year ending December 31, 2026.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the fiscal year ending December 31, 2027 and interim unaudited condensed consolidated financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard establishes the accounting for a government grant received by a business entity. In addition, this standard requires a business entity to provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The standard is effective for interim and annual reporting periods beginning after December 15, 2028 on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the timing of the adoption and the impact of the new standard on our consolidated financial statements and related disclosures.
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
As of June 30, 2026 and December 31, 2025, the liability related to the Merger Earnout Consideration Shares was $2.4 million and $2.2 million, respectively. Refer to Note 3 - Fair Value Measurements for more information.
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value (in thousands):

	Level	June 30, 2026	December 31, 2025
Assets:
Certificate of deposit	2	$50	$50
Liabilities:
Warrant liability	2	$187	$103
Earnout liability	3	$2,410	$2,210
Warrant Liability
Working Capital Note Warrants, Private Warrants, and Public Warrants
We determined that the warrants that were a constituent part of (i) the private placement units issued in a private placement sale by GigCapital5 prior to the Merger and (ii) the private placement units issued upon conversion of working capital notes issued by GigCapital5 (the “Working Capital Note Warrants”) prior to the Merger, which conversion occurred concurrent with the Merger (“Private Warrants”), are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Merger (“Public Warrants”). We determined that the fair value of each Private Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Warrants are valued upon observable data and have been classified as Level 2 financial instruments. A total of 889,364 Private Warrants to purchase 296,445 shares of common stock were outstanding as of June 30, 2026 and December 31, 2025, at a fair value of approximately $0.210 and $0.116 per warrant, respectively. Refer to Note 8 - Stockholders’ Equity for more information.
The activity for the fair value of the warrant liability during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Beginning balance	$276	$9	$103	$22
Change in fair value	(89)	17	84	4
Ending balance	$187	$26	$187	$26
Lynrock Lake Warrant
In connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share (the “Lynrock Lake Warrant”). The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.0002 exercise price or the fair market value of a share of common stock from the immediately prior trading day. Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. Upon the closing of the May 2026 Public Offering, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 25,313,508 and $0.9639, respectively. The Lynrock Lake Warrant is exercisable until February 26, 2035. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The fair value of the Lynrock Lake Warrant at issuance amounted to $16.5 million. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside our control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. We determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model through the modification. Refer to Note 5 - Long-Term Debt and Note 8 - Stockholders’ Equity for more information.
Significant assumptions used in the valuation of the fair value of the Lynrock Lake Warrant as of issuance on February 26, 2025 and as of the modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant terms (years)	10.0	9.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.3%	4.4%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Lynrock Lake Warrant during the three and six months ended June 30, 2025 was as follows (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance	$17,102	$—
Fair value at issuance	—	16,496
Change in fair value	2,295	2,901
Reclassification of warrant liability upon warrant modification	(19,397)	(19,397)
Ending balance	$—	$—
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
Significant assumptions used in the valuation of the fair value of the Yorkville Warrant as of issuance on February 26, 2025 and as of the modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant term (years)	5.0	4.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Yorkville Warrant during the three and six months ended June 30, 2025 was as follows (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance	$3,104	$—
Fair value at issuance	—	2,993
Change in fair value	485	596
Reclassification of warrant liability upon warrant modification	(3,589)	(3,589)
Ending balance	$—	$—
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
Significant assumptions used in the valuation of the fair value of the earnout liability as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Fair value of common stock	$4.07	$6.09
Volatility of revenue	18.0%	20.0%
Discount rate applicable to revenue	7.0%	7.0%
Risk-free rate	3.9%	3.5%
Risk premium	3.1%	3.5%
Cost of debt	15.5%	15.5%
Credit risk spread	11.6%	12.0%
Equity volatility	80.0%	95.0%
The activity for the fair value of the earnout liability for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$2,160	$490	$2,210	$440
Change in fair value	250	(210)	200	(160)
Ending balance	$2,410	$280	$2,410	$280

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
The activity for the fair value of the derivative liability during the six months ended June 30, 2025 was as follows (in thousands):

Six Months Ended June 30, 2025
Beginning balance	$304
Extinguishment upon Termination Agreement	(203)
Change in fair value	(101)
Ending balance	$—
The extinguishment of the derivative liability of $0.2 million was recorded in other (expense) income, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

4.Balance Sheet Details
Inventory
Inventory consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$6,594	$4,390
Work in process	2,703	614
Finished goods	573	23
Total inventory	$9,870	$5,027
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$39	$96
Other receivable	133	99
Other prepaid expenses	999	626
Total prepaid expenses and other current assets	$1,171	$821
Property and Equipment, Net
Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	Useful Life	June 30, 2026	December 31, 2025
Scanners	5 Years	$2,261	$1,936
Computer and lab equipment	3-5 Years	1,838	1,647
Leasehold improvements	Various	421	421
Software	3 Years	50	50
Furniture and fixtures	7 Years	82	82
Total property and equipment, gross		4,652	4,136
Less: accumulated depreciation and amortization		(3,859)	(3,818)
Total property and equipment, net		$793	$318
Depreciation and amortization expense was $21 thousand and $38 thousand for the three months ended June 30, 2026 and 2025, respectively, and $41 thousand and $76 thousand for the six months ended June 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued legal	$2,266	$1,937
Accrued personnel costs	1,885	1,489
Accrued purchases	1,455	94
Deferred revenue	38	7
Other	407	298
Total accrued expenses and other current liabilities	$6,051	$3,825
5.Long-Term Debt
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
On February 26, 2025, we and Yorkville entered into a Termination Agreement, pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025. On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3.0 million in cash and issued to Yorkville the Yorkville Warrant to purchase 5,000,071 shares of our common stock at an exercise price of $1.20 per share to fully settle and discharge our obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. As a result of the extinguishment of the Yorkville Note, we recorded an expense of $1.9 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025. The Yorkville Warrant was exercisable until February 26, 2030. The fair value of the Yorkville Warrant at issuance amounted to $3.0 million. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheets. We determined the fair value of the Yorkville Warrant using the Black-Scholes Model through the modification. Refer to Note 3 - Fair Value Measurements for more information.
As of June 30, 2026 and December 31, 2025, there was no amount outstanding for the Yorkville Note. Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2025 was $0.5 million.

Cable Car Note
On January 9, 2025, we and Funicular Funds, LP (“Cable Car”) entered into an Omnibus Amendment (the “Cable Car Amendment”) to amend certain terms of the secured note purchase agreement by and between QT Imaging and Cable Car (the “Cable Car Note”), including a reduction of the conversion price for the Cable Car Note to $1.752 per share. Further, the Cable Car Amendment extended the maturity date for the Cable Car Note to March 31, 2026, in exchange for an extension fee (the “Extension Fee”) of $0.1 million to Cable Car, with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee will also be converted. No interest will accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest will accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest will be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest will also be converted. We recorded the Extension Fee of $0.1 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1.6 million in cash to fully settle and discharge our obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed. As a result of the extinguishment of the Cable Car Note, we recorded an expense of $0.1 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
As of June 30, 2026 and December 31, 2025, there was no amount outstanding for the Cable Car Note. Interest expense, including amortization of debt issuance costs, for the six months ended June 30, 2025 was $36 thousand.
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
There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we will also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of June 30, 2026, Lynrock Lake has not elected the repayment option in the amount equal to 15% of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
In connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.0002 exercise price or the fair market value of a share of common stock from the immediately prior trading day. Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. Upon the closing of the May 2026 Public Offering, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 25,313,508 and $0.9639, respectively. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is exercisable until February 26, 2035. The fair value of the Lynrock Lake Warrant at issuance amounted to $16.5 million. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside our control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. We determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model through the modification. Refer to Note 3 - Fair Value Measurements for more information.
Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
On August 26, 2025, we and Lynrock Lake entered into the Lynrock Lake First Amended Credit Agreement to add an additional tranche of $5.0 million (“Tranche B”) to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. Tranche B was subject to the Tranche B Premium equal to 6% multiplied by the sum of (i) the principal of Tranche B being repaid plus (ii) all related accrued and unpaid interest. Subject to the payment of the Make-Whole Amount, if we received Net Cash Proceeds (as defined in the Lynrock Lake Credit Agreement) from any sale or issuance of our common stock, then we will, at the option of Lynrock Lake, prepay, or cause to be prepaid, Tranche B on or prior to the date which is thirty days after the date of the receipt by us of such Net Cash Proceeds in an amount equal to the lesser of (i) 100% of such Net Cash Proceeds or (ii) the principal amount of Tranche B on such date of prepayment, together with all accrued and unpaid interest thereon and any outstanding fees or premium, if any, payable in accordance with the Lynrock Lake Term Loan. Additionally, in connection with any mandatory prepayment of Tranche B on or prior to December 31, 2025, such mandatory prepayment will be subject to the payment of the Tranche B Premium instead of the Make-Whole Amount.

On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement.
On May 12, 2026, we and Lynrock Lake entered into the Lynrock Lake Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. The modification of the Lynrock Lake Term Loan was accounted for as an extinguishment of debt. Accordingly, we derecognized the existing term loan and recognized a new debt instrument. During the three and six months ended June 30, 2026, we recognized a loss on debt extinguishment and modification of $8.3 million primarily related to the write-off of unamortized debt discount, which is included in loss on debt extinguishment and modification in the unaudited condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2026, the outstanding amount of the Lynrock Lake Term Loan was $11.4 million and accrued interest was $0.2 million within other liabilities on the condensed consolidated balance sheet. Interest expense, including amortization of debt issuance costs, was $0.8 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.
Future principal payments on the long-term debt as of June 30, 2026 are as follows (in thousands):

Year ending December 31:
2029	$11,397
Total long-term debt	$11,397
In February 2026, we obtained waivers from Lynrock Lake in connection with debt covenant non-compliance related to the first three quarters of 2025. We were in compliance with the debt covenant covered by the Lynrock Lake Term Loan for the fourth quarter of 2025 and first six months of 2026. The Lynrock Lake Term Loan has been classified as a noncurrent liability on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
6.Leases
We lease our operating facilities in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
The following table reflects our operating lease right-of-use (“ROU”) assets, net and operating lease liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Operating lease ROU assets, net	$379	$573
Liabilities:
Operating lease liabilities, current	$437	$454
Operating lease liabilities, noncurrent	—	203
	$437	$657
The following table presents supplemental cash flow information related to our operating leases for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flows from operating leases	$122	$118	$242	$235

As of June 30, 2026, the maturity of operating lease liabilities was as follows (in thousands):

Year ending December 31:
2026 (remainder)	$248
2027	207
Total payments	455
Less: Interest	(18)
Present value of obligations	$437
As of June 30, 2026, the weighted-average remaining lease term was 0.9 years and the weighted-average discount rate was 8%. As of December 31, 2025, the weighted-average remaining lease term was 1.4 years and the weighted-average discount rate was 8%.
Operating lease expenses for each of the three months ended June 30, 2026 and 2025 was $0.1 million, of which $6 thousand was related to leases with a term of less than 12 months. Operating lease expenses for the six months ended June 30, 2026 and 2025 was $0.2 million, of which $12 thousand and $11 thousand, respectively, was related to leases with a term of less than 12 months.
On June 10, 2026, we entered into a lease agreement with MKDP Redwood, LLC, to lease a facility of approximately 21,942 sq. ft. in Petaluma, California. The lease term is approximately four years commencing in the third quarter of 2026 and ending on September 15, 2030, with an option to extend an additional sixty months. Total base rent under this lease is approximately $1.8 million. A ROU asset and an operating lease liability will be recorded upon the lease commencement date in the third quarter of 2026.
7.Contingencies
Litigation
We are subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the unaudited condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on our unaudited condensed consolidated financial statements.
8.Stockholders’ Equity
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of June 30, 2026 was as follows (in thousands):

June 30, 2026
Common stock warrants	39,335
Pre-funded warrants	2,108
Options outstanding under the 2024 Incentive Plan	936
Restricted stock units (“RSUs”) outstanding under the 2024 Incentive Plan	576
Awards available under the 2024 Incentive Plan	139
Options outstanding under the Inducement Equity Incentive Plan	108
RSUs outstanding under the Inducement Equity Incentive Plan	220
Potential merger earnout consideration shares	1,000
Potential shares from convertible notes	91
Total	44,513

Warrants (Public Warrants, Private Warrants, Working Capital Note Warrants, PIPE Warrants, Lynrock Lake Warrant, and Yorkville Warrant)
As of June 30, 2026 and December 31, 2025, there were Public Warrants, Private Warrants, and Working Capital Note Warrants to purchase 7,882,807 shares of common stock (collectively, the “PubCo Warrants”) outstanding with an exercise price of $6.90 per warrant and expiring on March 4, 2029, pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”).
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
On September 30, 2025, we entered into the Third Securities Purchase Agreement, by and between us and certain accredited investors and qualified institutional buyers (the “October 2025 Private Placement”). At the closing of the October 2025 Private Placement on October 3, 2025, we issued (i) 2,232,243 shares of our common stock, par value $0.0001 per share; (ii) Subscription PIPE Warrants with a term of five years from the initial exercise date to purchase up to an additional 4,040,272 shares of common stock; and (iii) 5,424,083 pre‑funded PIPE Warrants to purchase up to an additional 1,808,055 shares of common stock, exercisable any time after its issuance (the “ October 2025 Pre-Funded Warrants,” and together with the May 2026 Pre-Funded Warrants, the “Pre-Funded Warrants”). The purchase price of each share of common stock was $4.50 and the purchase price for each October 2025 Pre‑Funded Warrant was $4.4997. Both of these amounts were paid by the Purchasers at the closing of the October 2025 Private Placement. The aggregate gross proceeds to us from the October 2025 Private Placement was approximately $18.2 million, before deducting the offering expenses payable by us, which expenses consist solely of legal fees and the amounts provided for pursuant to a placement agency agreement The per share exercise price of each Subscription PIPE Warrant is $4.50 and the per share exercise price of each October 2025 Pre-Funded Warrant is $0.0003. We used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
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
On May 18, 2026, we completed the May 2026 Public Offering of 1,200,000 shares of our common stock, par value $0.0001 per share, at $5.00 per share, and 800,000 May 2026 Pre-Funded Warrants at $4.9999 each, less underwriting discounts and commissions. Net proceeds from the May 2026 Public Offering were approximately $8.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The May 2026 Pre-Funded Warrants are exercisable for one share of common stock at an exercise price of $0.0001 per share and may be exercised at any time until exercised in full.
On May 18, 2026, October 2025 Pre-Funded Warrants covering 500,000 shares of common stock were exercised.

As of June 30, 2026 and December 31, 2025, total PIPE Warrants and Pre-Funded Warrants, covering common stock of 8,246,588 shares and 7,898,374 shares were outstanding. On July 1, 2026, 867,621 October 2025 Pre-Funded Warrants were exercised.
In connection with the Lynrock Lake Term Loan, on February 26, 2025, we issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. Upon the closing of the May 2026 Public Offering, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 25,313,508 and $0.9639, respectively. As of June 30, 2026 and December 31, 2025, the Lynrock Lake Warrant to purchase 25,313,508 and 24,396,416 shares of common stock was outstanding, respectively. Refer to Note 3 - Fair Value Measurements and Note 5 - Long-Term Debt for more information.
On February 26, 2025, we issued to Yorkville a warrant to purchase 5,000,071 shares of our common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant. On August 26, 2025, we repurchased the Yorkville Warrant for an aggregate price of $5.0 million. Refer to Note 3 - Fair Value Measurements and Note 5 - Long-Term Debt for more information.
9.Stock Incentive Plans
Inducement Equity Incentive Plan
The following table summarizes information regarding stock option and RSU activity in the Inducement Equity Incentive Plan (the “Inducement EIP”) during the six months ended June 30, 2026 (in thousands, except per share data and weighted average contractual life):

Stock Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	108	$7.47	9.7	$—
Outstanding, June 30, 2026	108	$7.47	9.2	$—
Expected to vest as of June 30, 2026	108	$7.47	9.2	$—

RSUs	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	220	$6.25	2.9	$895
Outstanding, June 30, 2026	220	$6.25	2.4	$895
Expected to vest as of June 30, 2026	220	$6.25	2.4	$895
2024 Equity Incentive Plan
On January 1, 2026, we increased the number of authorized shares of common stock pursuant to the 2024 Equity Incentive Plan (the “2024 EIP”) by 595,110 shares.
The following table summarizes information regarding stock option and RSU activity in the 2024 EIP during the six months ended June 30, 2026 (in thousands, except per share data and weighted average contractual life):

Stock Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	1,116	$2.52	8.4	$3,996
Granted	17	$6.95
Exercised	(119)	$2.17
Forfeited	(78)	$3.62
Outstanding, June 30, 2026	936	$2.55	8.4	$1,618
Exercisable as of June 30, 2026	638	$2.12	8.3	$1,246
Expected to vest as of June 30, 2026	298	$3.48	8.7	$373

RSUs	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	—	$—	—	$—
Granted	634	$6.96
Released	(37)	$6.95
Forfeited	(21)	$6.95
Outstanding, June 30, 2026	576	$6.96	3.3	$2,316
Exercisable as of June 30, 2026	—	$—	—	$—
Expected to vest as of June 30, 2026	576	$6.96	3.3	$2,316
No options were granted during the three months ended June 30, 2026.
The determination of the fair value of options granted under the Inducement EIP and the 2024 EIP during the six months ended June 30, 2026 was computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Stock price per share	$6.95	$2.01
Expected option term (years)	5.8	5.5
Expected volatility	76.6%	71.2%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%
Weighted-average grant date fair value	$6.95	$1.29

Stock-based Compensation
The following table shows stock-based compensation expense by functional area in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$77	$11	$107	$28
Selling, general and administrative	591	208	942	292
Total stock-based compensation expense	$668	$219	$1,049	$320
Stock-based compensation expense capitalized to inventory for the three and six months ended June 30, 2026 and 2025 was insignificant.
As of June 30, 2026, the total unrecognized compensation cost related to all nonvested stock options and RSUs was $5.8 million and the weighted-average period over which it is expected to be recognized is 1.6 years.
10.    Revenue
Revenue recognized during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product	$7,385	$3,626	$13,841	$6,387
Service	50	33	124	71
Total revenue	$7,435	$3,659	$13,965	$6,458
Revenue recognized by geography during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$7,422	$3,649	$13,941	$6,437
International	13	10	24	21
Total revenue	$7,435	$3,659	$13,965	$6,458
Substantially all of the revenue recognized by us during the three and six months ended June 30, 2026 and 2025 was recognized at a point in time upon shipment. We had no contract assets as of June 30, 2026 and December 31, 2025. We had contract liabilities of $38 thousand as of June 30, 2026, all of which is expected to be recognized as revenue in the next twelve months. We had contract liabilities of $7 thousand as of December 31, 2025. Contract liabilities are included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized during the six months ended June 30, 2026 that was previously included in contract liabilities as of December 31, 2025 was $7 thousand.
One customer represented 10% or more of our accounts receivable balance and our total revenue as follows:

			Revenue
	Accounts Receivable		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
NXC	100%	100%	100%	99%	98%	98%

11.    Income Taxes
Consistent with our conclusion as of December 31, 2025, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of June 30, 2026. As a result, the estimated annual effective tax rate for 2026 is expected to be 0% because our forecasted losses are expected to generate no income tax benefit. Furthermore, there were no discrete tax items for the quarter ended June 30, 2026.
The income tax expense was $2 thousand and $3 thousand for each of the three and six months ended June 30, 2026 and 2025, primarily for our state income taxes.
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
Reconciliation of net loss per share for the six months ended June 30, 2026 and 2025 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss and comprehensive loss attributable to common stockholders	$(11,070)	$(4,002)	$(14,476)	$(15,138)
Weighted-average number of common shares used in computing net loss per share (1)	14,831	9,451	14,317	9,312
Net loss per share - basic and diluted (1)	$(0.75)	$(0.42)	$(1.01)	$(1.63)
The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of June 30, 2026 and 2025 (in thousands):

	June 30, 2026	June 30, 2025
Common stock warrants (1)(2)	39,335	35,347
Merger earnout consideration shares (1)	1,000	2,000
Potential shares from convertible notes (1)	91	86
RSUs outstanding	796	—
Options outstanding (1)	1,044	1,107
Total	42,266	38,540
(1)Amounts as of June 30, 2025 differ from those published in prior unaudited condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (refer to Note 1 - The Company and Summary of Significant Accounting Policies). Specifically, the number of potential common shares outstanding during the periods before the Reverse Stock Split are divided by the exchange ratio of 3:1, such that each three shares of potential common stock were combined and reconstituted into one share of potential common stock effective October 23, 2025.

(2)Warrants issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the six months ended June 30, 2026, we included pre-funded common stock warrants in our computation of net loss per share and thus excluded them from the table above. (See Note 8 – Stockholders’ Equity for additional information).
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
As of June 30, 2026, an aggregate of 91,344 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of both June 30, 2026 and December 31, 2025, the outstanding amount of the 2020 Notes was $3.2 million, and accrued interest was $0.8 million and $0.7 million, respectively.
Working Capital Note
As of June 30, 2026 and December 31, 2025, a promissory note (the “Working Capital Note”) issued to a stockholder was outstanding in the aggregate principal amount of $0.7 million. The Working Capital Note is interest-free and matures on October 1, 2027. Refer to Note 5 - Long-Term Debt for more information.
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
On January 22, 2026, we completed the January 2026 Private Placement, for gross proceeds of approximately $0.2 million from Dr. Avi Katz, the Chairman of our Board of Directors, in exchange for the issuance of 24,107 shares of common stock plus warrants with a term of ten years from the initial exercise date to purchase up to an additional 48,214 shares of common stock with a per share exercise price of $6.43.
Refer to Note 8 - Stockholders’ Equity for more information.
Sublease Agreement
On January 23, 2025, we entered into a Sublease Agreement (the “Sublease”) with a related party, pursuant to which the Sublessee will sublease certain space, currently leased from Hamilton Landing Novato LLC by us pursuant to the “Prime Lease” (as defined in the Sublease), to the Sublessee for use in our operations, on a full-time and exclusive basis. The Sublessee will pay to us a rental fee for the Subleased Space as defined in the Sublease in an amount equal to $6 thousand per month through May 31, 2027. The term of the Sublease is one year unless terminated and will auto-renew on a month-to-month basis thereafter, unless otherwise terminated. The Sublease will expire automatically upon the termination of the Prime Lease, which is set to terminate in April 2027. We recorded sublease income of $18 thousand and $17 thousand in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025, respectively, and $35 thousand and $34 thousand for the six months ended June 30, 2026 and 2025, respectively.
14.    Segment Information
We have one operating and reportable segment, which is engaged in the development and commercialization of our Breast Acoustic CT Scanner. Our Chief Executive Officer has been determined to be the chief operating decision maker (“CODM”). The CODM assesses performance, makes operating decisions and decides how to allocate resources based on net loss that is reported on the unaudited consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.
The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$7,435	$3,659	$13,965	$6,458
Less:
Cost of revenue (1)	4,375	1,832	8,233	2,819
Research and development (1)	1,624	901	3,348	1,753
Selling, general and administrative (1)	3,300	1,969	6,597	3,971
Other expense (income), net	4	(9)	8	(24)
Change in fair value of warrant liability	(89)	2,796	84	3,501
Change in fair value of derivative liability	—	—	—	(101)
Change in fair value of earnout liability	250	(210)	200	(160)
Loss on debt extinguishment and modification	8,294	—	8,294	2,124
Interest expense, net	745	379	1,675	1,070
Income tax expense	2	3	2	3
Consolidated net loss	$(11,070)	$(4,002)	$(14,476)	$(8,498)
(1)    Includes total salaries, bonuses, employee benefits and stock-based compensation of $3.3 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $6.2 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively.
All of our long-lived assets are located in the United States.
15. Subsequent Events
On July 28, 2026, we increased the number of authorized shares of common stock pursuant to the 2024 EIP by 550,900 shares.

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
Overview
We are a medical device company founded in 2012 and engaged in the research, development, and commercialization of innovative body imaging systems using low energy sound. We believe that medical imaging is critical to the detection, diagnosis, and treatment of disease, and that it should be safe, affordable, and accessible. Our goal is to improve global health outcomes through the development and commercialization of imaging devices that address critical healthcare challenges with accuracy and precision.
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

Since our inception, we have devoted substantially all our financial resources to acquiring and developing the base technology for our body imaging systems, conducting research and development activities, securing related intellectual property rights, and for managing corporate operations and growth. On June 6, 2017, the FDA, in response to QT Imaging’s Section 510(K) Summary of Safety and Effectiveness premarket notification, determined that the Breast Acoustic CT Scanner is substantially equivalent to the predicate device. Our use of the words “safe,” “safety,” “effectiveness,” and “efficacy” in relation to the Breast Acoustic CT Scanner in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and all other documents related to us is limited to the context of the Section 510(K) Summary of Safety and Effectiveness that was reviewed and responded to by the FDA.
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
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $67.5 million as of June 30, 2026. During the three and six months ended June 30, 2026, we incurred a net loss of $11.1 million and had a net operating cash outflow of $8.5 million. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
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
On May 12, 2026, we and Lynrock Lake entered into the Lynrock Lake Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum.
On May 18, 2026, we completed the May 2026 Public Offering of 1,200,000 shares of our common stock, par value $0.0001 per share, at $5.00 per share, and 800,000 May 2026 Pre-Funded Warrants at $4.9999 each, less underwriting discounts and commissions. Net proceeds from the May 2026 Public Offering were $8.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The May 2026 Pre-Funded Warrants are exercisable for one share of common stock at an exercise price of $0.0001 per share and may be exercised at any time until exercised in full.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the research and development of our products, which include compensation and benefits expenses (including payroll and payroll related costs and stock-based compensation expenses), consultant costs, professional services costs, material and supplies costs, clinical study costs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefits expenses (including payroll and payroll related costs and stock-based compensation expenses), consultant costs, professional services costs, which include legal, investor relations, intellectual property, audit, accounting, and tax services, marketing costs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025 (in thousands)

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenue	$7,435	$3,659	$3,776	103%
Cost of revenue	4,375	1,832	2,543	139%
Gross profit	3,060	1,827	1,233	67%
Operating expenses:
Research and development	1,624	901	723	80%
Selling, general and administrative	3,300	1,969	1,331	68%
Total operating expenses	4,924	2,870	2,054	72%
Loss from operations	(1,864)	(1,043)	(821)	(79)%
Non-operating expense, net:
Interest expense, net	(745)	(379)	(366)	(97)%
Other (expense) income, net	(4)	9	(13)	N/M*
Change in fair value of warrant liability	89	(2,796)	2,885	103%
Change in fair value of earnout liability	(250)	210	(460)	N/M*
Loss on debt extinguishment and modification	(8,294)	—	(8,294)	100%
Total non-operating expense, net	(9,204)	(2,956)	(6,248)	211%
Loss before income tax expense	(11,068)	(3,999)	(7,069)	(177)%
Income tax expense	2	3	(1)	(33)%
Net loss and comprehensive loss	$(11,070)	$(4,002)	$(7,068)	(177)%
*N/M - Not meaningful.

Revenue
Revenue increased by $3.8 million to $7.4 million during the three months ended June 30, 2026 from $3.7 million during the three months ended June 30, 2025. The increase was primarily due to the sale of 15 Breast Acoustic CT Scanners during the three months ended June 30, 2026, as compared with eight scanners sold during the three months ended June 30, 2025, in accordance with MOQs per the Amended NXC Distribution Agreement.
Cost of Revenue
Cost of revenue increased by $2.5 million to $4.4 million during the three months ended June 30, 2026 from $1.8 million during the three months ended June 30, 2025. The increase was primarily due to the sale of 15 Breast Acoustic CT Scanners during the three months ended June 30, 2026, as compared with eight scanners sold during the three months ended June 30, 2025.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $0.7 million to $1.6 million during the three months ended June 30, 2026 from $0.9 million during the three months ended June 30, 2025. The increase was primarily due to an increase in professional service costs of $0.4 million and an increase in compensation and benefits expenses of $0.4 million due to higher headcount and merit-related salary increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.3 million to $3.3 million during the three months ended June 30, 2026 from $2.0 million during the three months ended June 30, 2025. The increase was primarily due to an increase in compensation and benefits expenses of $1.1 million due to higher headcount and merit-related salary increases, an increase in marketing expenses of $0.2 million, and an increase in professional services costs of $0.1 million.
Interest Expense, Net
Interest expense, net increased by $0.4 million to $0.7 million during the three months ended June 30, 2026 from $0.4 million during the three months ended June 30, 2025. The increase was primarily due to the increase in interest and debt discount amortization for the Lynrock Lake Term Loan.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability changed by $2.9 million to a benefit of $0.1 million during the three months ended June 30, 2026 from expense of $2.8 million during the three months ended June 30, 2025. The change was primarily due to the $2.8 million increase in the market value of the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025 and subsequently revalued on June 11, 2025 upon modification during the 2025 period, partially offset by a $0.1 million decrease in the market value of the outstanding public warrants during the three months ended June 30, 2026.
Change in Fair Value of Earnout Liability
Change in the fair value of earnout liability changed by $0.5 million to expense of $0.3 million during the three months ended June 30, 2026 from income of $0.2 million during the three months ended June 30, 2025. The change was primarily due to changes in the probability of outcome related to our revenue assumptions.
Change in Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification increased by $8.3 million during the three months ended June 30, 2026 from nil during the three months ended June 30, 2025. The increase was due to noncash expense incurred in connection with the modification of the Lynrock Lake Term Loan on May 12, 2026, which was account for as an extinguishment of debt. As a result, the unamortized debt discount related to the Lynrock Lake Term Loan of $8.3 million was expensed in the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025 (in thousands)

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue	$13,965	$6,458	$7,507	116%
Cost of revenue	8,233	2,819	5,414	192%
Gross profit	5,732	3,639	2,093	58%
Operating expenses:
Research and development	3,348	1,753	1,595	91%
Selling, general and administrative	6,597	3,971	2,626	66%
Total operating expenses	9,945	5,724	4,221	74%
Loss from operations	(4,213)	(2,085)	(2,128)	(102)%
Non-operating expense, net:
Interest expense, net	(1,675)	(1,070)	(605)	(57)%
Other (expense) income, net	(8)	24	(32)	N/M*
Change in fair value of warrant liability	(84)	(3,501)	3,417	98%
Change in fair value of derivative liability	—	101	(101)	(100)%
Change in fair value of earnout liability	(200)	160	(360)	(225)%
Loss on issuance of debt	—	(6,640)	6,640	100%
Loss on debt extinguishment and modification	(8,294)	(2,124)	(6,170)	290%
Total non-operating expense, net	(10,261)	(13,050)	2,789	(21)%
Loss before income tax expense	(14,474)	(15,135)	661	4%
Income tax expense	2	3	(1)	(33)%
Net loss and comprehensive loss	$(14,476)	$(15,138)	$662	4%
*N/M - Not Meaningful.
Revenue
Revenue increased by $7.5 million to $14.0 million during the six months ended June 30, 2026 from $6.5 million during the six months ended June 30, 2025. The increase was primarily due to the sale of 28 Breast Acoustic CT Scanners during the six months ended June 30, 2026, as compared with 14 scanners sold during the six months ended June 30, 2025, in accordance with MOQs per the Amended NXC Distribution Agreement.
Cost of Revenue
Cost of revenue increased by $5.4 million to $8.2 million during the six months ended June 30, 2026 from $2.8 million during the six months ended June 30, 2025. The increase was primarily due to the sale of 28 Breast Acoustic CT Scanners during the six months ended June 30, 2026, as compared with 14 scanners sold during the six months ended June 30, 2025, including one scanner that had been repurchased at a lower cost and one depreciated scanner that had been repurposed for sale.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $1.6 million to $3.3 million during the six months ended June 30, 2026 from $1.8 million during the six months ended June 30, 2025. The increase was primarily due to an increase in professional service costs of $1.0 million, an increase in compensation and benefits expenses of $0.6 million due to higher headcount and merit-related salary increases during the second quarter of 2026, and an increase in engineering costs of $0.2 million during the 2026 period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.6 million to $6.6 million during the six months ended June 30, 2026 from $4.0 million during the six months ended June 30, 2025. The increase was primarily due to an increase in compensation and benefits expenses of $2.2 million due to higher headcount and merit-related salary increases, an increase in professional services costs of $0.2 million, an increase in marketing expenses of $0.3 million, and an increase in franchise tax of $0.2 million, partially offset by an increase in allocation to cost of revenue of $0.3 million.
Interest Expense, Net
Interest expense, net increased by $0.6 million to $1.7 million during the six months ended June 30, 2026 from $1.1 million during the six months ended June 30, 2025. The increase was primarily due to the increase in interest and debt discount amortization of $1.3 million for the Lynrock Lake Term Loan, partially offset by the decrease in Yorkville Note interest of $0.5 million as a result of the termination of the Yorkville Note in the first quarter of 2025.
Other (Expense) Income, Net
Other (expense) income, net had immaterial change to an expense of $8 thousand during the six months ended June 30, 2026 from income of $24 thousand during the six months ended June 30, 2025.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability changed by $3.4 million to expense of $0.1 million during the six months ended June 30, 2026 from expense of $3.5 million during the six months ended June 30, 2025. The change was primarily due to the $3.3 million increase in the market value of the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025 and subsequently revalued on June 11, 2025 upon modification during the six months ended June 30, 2025.
Change in Fair Value of Derivative Liability
Change in the fair value of derivative liability changed by $0.1 million to nil during the six months ended June 30, 2026 from income of $0.1 million during the six months ended June 30, 2025. The change was due to the extinguishment of the derivative liability during the six months ended June 30, 2025 as a result of the extinguishment of the Yorkville Note.
Change in Fair Value of Earnout Liability
Change in the fair value of earnout liability changed by $0.4 million to expense of $0.2 million during the six months ended June 30, 2026 from income of $0.2 million during the six months ended June 30, 2025. The change was primarily due to changes in the probability of outcome related to our revenue assumptions.
Loss on Issuance of Debt
Loss on issuance of debt decreased $6.6 million to nil during the six months ended June 30, 2026 from $6.6 million during the six months ended June 30, 2025. The decrease was due to $6.6 million in noncash expense incurred at the issuance of the Lynrock Lake Term Loan during the six months ended June 30, 2025.
Change in Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification increased by $6.2 million to $8.3 million during the six months ended June 30, 2026 from $2.1 million during the six months ended June 30, 2025. The increase was primarily due to the modification of the Lynrock Lake Term Loan on May 12, 2026, which was accounted for as an extinguishment of debt. As a result, the unamortized debt discount related to the Lynrock Lake Term Loan of $8.3 million was expensed in the six months ended June 30, 2026, partially offset by an expense of $2.2 million related to an extinguishment loss for the Yorkville Note and Cable Car Note during the six months ended June 30, 2025.
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
As of June 30, 2026, we had cash and cash equivalents of $10.9 million. We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $67.5 million as of June 30, 2026. During the six months ended June 30, 2026, we incurred a net loss of $14.5 million and used $8.5 million of cash in operating activities. We expect to continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
On February 26, 2025, we entered into the Lynrock Lake Credit Agreement that provided the Lynrock Lake Term Loan in the aggregate principal amount of $10.1 million. On August 26, 2025, we and Lynrock Lake entered into the Lynrock Lake First Amended Credit Agreement to add Tranche B in the amount of $5.0 million to the Lynrock Lake Term Loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium. On May 12, 2026, we and Lynrock Lake entered into the Lynrock Lake Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum.
During the year ended December 31, 2025 and the six months ended June 30, 2026, we completed a series of PIPE transactions and the May 2026 Public Offering, where we received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock.
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
•On May 18, 2026, we completed the May 2026 Public Offering of 1,200,000 shares of our common stock, par value $0.0001 per share, at $5.00 per share, and 800,000 May 2026 Pre-Funded Warrants at $4.9999 each, less underwriting discounts and commissions. Net proceeds from the May 2026 Public Offering were approximately $8.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We used the net proceeds from the offering for working capital purposes.
During the years ended December 31, 2025 and 2024 and the six months ended June 30, 2026, we entered into several distribution agreements which provided us with MOQs as follows:
•On June 18, 2024, we entered into the Amended NXC Distribution Agreement between QT Imaging and NXC, as first amended on December 11, 2024 and further amended on March 28, 2025 which provides us with MOQs of 60 scanners in 2026, representing revenue of more than $28 million in 2026.
•On August 21, 2025, we entered into the Gulf Medical Distribution Agreement for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, we granted to GMC the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Cloud SaaS platform subscriptions in the Kingdom of Saudi Arabia (“Saudi Arabia”), with MOQs of 20 scanners in 2026, 32 scanners in 2027, and 40 scanners in 2028, for a total minimum of 92 scanners, representing revenue of more than $51 million in 2026 through 2028, upon regulatory approval from the SFDA in Saudi Arabia, which was received on June 2, 2026.
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
We believe that the additional cash received from the Lynrock Lake Term Loan, the extension of the maturity date of the Lynrock Lake Term Loan to March 2029, the additional cash received from the PIPE Investments and the May 2026 Public Offering, and the expected revenue from our direct sales efforts in the U.S., MOQs per the Amended NXC Distribution Agreement, and direct sales efforts and sales through distributors such as Gulf Medical and Al Nagjhi internationally will be sufficient to fund our current operating plan for at least the next 12 months.
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
Subject to the payment of the Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement), we may at any time prior to the maturity date optionally prepay the term loan, in full or in part, upon irrevocable written notice of three business days prior to the proposed prepayment; provided that if such prepayment is to be funded with the proceeds of a refinancing or disposition, such notice of prepayment may be revoked if the financing or disposition is not consummated; provided further, that any such prepayment made in connection with, or in anticipation of, a Change of Control (as defined in the Lynrock Lake Credit Agreement) will also be subject to the Prepayment Premium.
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
There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we will also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of June 30, 2026, Lynrock Lake has not elected the repayment option in the amount equal to 15% of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
In connection with the Lynrock Lake Term Loan, we issued to Lynrock Lake the Lynrock Lake Warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. The Lynrock Lake Warrant is also subject to anti-dilution adjustments to the exercise price and the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant in the event that we issue shares of common stock (or derivative securities) at a price that is either less than the $1.0002 exercise price or the fair market value of a share of common stock from the immediately prior trading day. Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. Upon the closing of the May 2026 Public Offering, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 25,313,508 and $0.9639, respectively. Lynrock Lake may cashless exercise the Lynrock Lake Warrant. The Lynrock Lake Warrant is exercisable until February 26, 2035. The fair value of the Lynrock Lake Warrant at issuance amounted to $16.5 million. On June 11, 2025, the Lynrock Lake Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. As equity classification is permitted for an instrument that requires net-cash settlement if the holders of the contract’s underlying shares receive the same form of consideration in transactions outside our control, consequently the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheet upon modification. We determined the fair value of the Lynrock Lake Warrant using the Black-Scholes pricing model through the modification.
Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
On August 26, 2025, we and Lynrock Lake entered into the Lynrock Lake First Amended Credit Agreement to add Tranche B in the amount of $5.0 million to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. Tranche B was subject to the Tranche B Premium equal to 6% multiplied by the sum of (i) the principal of Tranche B being repaid plus (ii) all related accrued and unpaid interest. Subject to the payment of the Make-Whole Amount, if we received Net Cash Proceeds (as defined in the Lynrock Lake Credit Agreement) from any sale or issuance of our common stock, then we will, at the option of Lynrock Lake, prepay, or cause to be prepaid, Tranche B on or prior to the date which is thirty days after the date of the receipt by us of such Net Cash Proceeds in an amount equal to the lesser of (i) 100% of such Net Cash Proceeds or (ii) the principal amount of Tranche B on such date of prepayment, together with all accrued and unpaid interest thereon and any outstanding fees or premium, if any, payable in accordance with the Lynrock Lake Term Loan. Additionally, in connection with any mandatory prepayment of Tranche B on or prior to December 31, 2025, such mandatory prepayment will be subject to the payment of the Tranche B Premium instead of the Make-Whole Amount.
On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement.
On May 12, 2026, we and Lynrock Lake entered into the Lynrock Lake Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. The Lynrock Lake Term Loan will be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid interest and any outstanding and payable fees. The modification of the Lynrock Lake Term Loan was accounted for as an extinguishment of debt. Accordingly, we recorded a $8.3 million loss on debt extinguishment and modification related to the unamortized debt discount in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026. We also recorded the new long-term debt in the amount of $10.1 million, plus the then-accrued interest of $1.3 million, in the unaudited condensed consolidated balance sheet as of June 30, 2026.
As of June 30, 2026, the outstanding amount of the Lynrock Lake Term Loan was $11.4 million and accrued interest was $0.2 million. Interest expense, including amortization of debt issuance costs, was $0.8 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
The 2020 Notes are convertible, at the holder’s option, into shares of our common stock at the lower of $43.77 per share or the offering price in a financing of at least $5.0 million in equity from unaffiliated parties. As of June 30, 2026, an aggregate of 91,344 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of June 30, 2026 and December 31, 2025, the outstanding amount of the 2020 Notes was $3.2 million and $3.2 million, respectively, and accrued interest was $0.8 million and $0.7 million, respectively.
Related Party Working Capital Loan
On May 3, 2023, we issued the Working Capital Note to a stockholder for a principal amount of $0.3 million. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $0.1 million, August 15, 2023 to add an additional principal amount of $0.1 million, August 29, 2023 to add an additional principal amount of $0.1 million, September 12, 2023 to add an additional principal amount of $0.1 million, September 15, 2023 to add an additional principal amount of $0.1 million, and October 26, 2023 to add an additional principal amount of $0.1 million, for an aggregate principal amount outstanding as of June 30, 2026 and December 31, 2025 under the Working Capital Note of $0.7 million. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5; (ii) the date we wind up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.
Cash Flows
The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(8,491)	$(4,979)
Net cash used in investing activities	(191)	(47)
Net cash provided by financing activities	9,194	5,876
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$512	$850
Net Cash Used In Operating Activities
Net cash used in operating activities was $8.5 million for the six months ended June 30, 2026 as compared to $5.0 million for the six months ended June 30, 2025. Net cash used for the six months ended June 30, 2026 consisted of a net loss of $14.5 million, adjusted for non-cash expenses primarily including stock-based compensation expense of $1.0 million, non-cash interest of $1.1 million, loss on debt extinguishment and modification of $8.3 million, change in fair value of earnout liability of $0.2 million, and change in fair value of warrant liability of $0.1 million, and adjusted for the net change in operating assets and liabilities primarily including an increase in accounts receivable of $1.6 million, an increase in inventory of $4.1 million, an increase in prepaid expenses and other current assets of $0.4 million, and a decrease in accounts payable of $0.4 million, partially offset by an increase in other liabilities of $0.7 million and an increase in accrued expenses and other current liabilities of $1.0 million.
Net cash used for the six months ended June 30, 2025 consisted of a net loss of $15.1 million, adjusted for non-cash expenses primarily including depreciation and amortization of $0.1 million, stock-based compensation of $0.3 million, loss on issuance of the Lynrock Lake Term Loan of $6.6 million, debt extinguishment loss of $2.1 million, non-cash interest of $0.5 million, change in fair value of warrant liability of $3.5 million, change in fair value of derivative liability of $0.1 million, and change in fair value of earnout of $0.2 million, and adjusted for the net change in operating assets and liabilities primarily including an increase in accounts receivable of $3.6 million, an increase in prepaid expenses and other current assets of $1.2 million, an increase in inventory of $0.1 million, partially offset by an increase in accrued expenses and other liabilities of $0.9 million, an increase in accounts payable of $0.8 million, and an increase in other liabilities of $0.4 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2026 due to purchases of property and equipment. Net cash used in investing activities was $47 thousand for the six months ended June 30, 2025 related to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $9.2 million primarily due to net proceeds from the sale of common stock and warrants of $9.3 million and proceeds from stock option exercises of $0.2 million, partially offset by $0.3 million of stock issuance costs accrued in 2025 but paid during the six months ended June 30, 2026.
During the six months ended June 30, 2025, net cash provided by financing activities was $5.9 million, primarily due to $10.0 million of net proceeds received from issuance of long-term debt related to the Lynrock Lake Term Loan and net proceeds from the sale of common stock and warrants of $0.7 million, partially offset by the repayment of long-term debt of $4.7 million related to the Yorkville Note, Cable Car Note, and the Payroll Protection Program Loan (the “PPP Loans”) and payment for debt issuance costs of $0.2 million.
Future Funding Requirements
We expect to incur increased significant expenses in connection with our ongoing activities, particularly as we continue the research and development of our products and product candidates, seek expanded regulatory clearances for the Breast Acoustic CT Scanner, expand our clinical studies, and build a U.S. sales and marketing team. We expect to incur additional costs associated with operating as a public company. Our future funding requirements, both short- and long-term, will depend on many factors, including, without limitation:
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
On June 10, 2026, we entered into a lease agreement with MKDP Redwood, LLC, to lease a facility of approximately 21,942 sq. ft. in Petaluma, California. The lease term is approximately four years commencing in the third quarter of 2026 and ending on September 15, 2030, with an option to extend an additional sixty months. Total base rent under this lease is approximately $1.8 million. A right-of-use asset and an operating lease liability will be recorded upon the lease commencement date in the third quarter of 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1: Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A: Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report, other than as noted below. Any of these risk factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of approximately $67.5 million and $53.0 million, respectively. For the six months ended June 30, 2026 and 2025, we incurred net losses attributable to the Company of approximately $14.5 million and $15.1 million, respectively. For the six months ended June 30, 2026 and 2025, we used cash in operations of $8.5 million and $5.0 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.

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
The Company has converted each its resale registration statements on Form S-1 to post-effective amendments on Form S-3, which allow the selling security holders to continue to offer and sell the registered securities thereunder.
The shares already registered for resale currently represent over 50% of the total number of shares outstanding, based on the number of shares of common stock outstanding as of August 12, 2026. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on August 12, 2026, certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors who acquired shares during the GigCapital5 initial public offering. For example, members of our founding stockholder, GigAcquisitions5, who received a distribution of shares from GigAcquisitions5 for which there is an effective resale registration statement, have a cost basis in up to 1,911,696 shares of common stock that were acquired at an effective purchase price of $0.0130776 per share, and, therefore, based on the closing price of the common stock, could earn an aggregate profit of approximately $12.5 million from the resale of such shares based upon the closing stock price on August 12, 2026.
To the extent that the selling security holders under any of our registration statements converted to Form S-3 sell their shares or are perceived by the market as intending to sell them, the market price of shares of common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of common stock or other securities.

In addition, the Company has an effective shelf registration statement on Form S-3 from which it may offer and sell securities from time to time. For example, on May 15, 2026, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc. as the representative of the several underwriters named therein, relating to an underwritten offering (the “Offering”) of 1,200,000 shares (the “Firm Share”) of the Company’s common stock at a price to the public of $5.00 per Firm Share and 800,000 pre-funded warrants (the “Pre-Funded Warrants”) at a price to the public of $4.9999 per Pre-Funded Warrant, less underwriting discounts and commission. All of the Firm Shares and Pre-Funded Warrants in this offering were sold by the Company, and this offering closed on May 18, 2026. The availability of the shelf registration statement may facilitate future capital raises by the Company; however, any such offerings could result in dilution to existing stockholders and may cause the market price of our common stock to decline.
On October 3, 2025, we issued the October 2025 Pre-Funded Warrants, which are exercisable for 1,808,055 shares at an exercise price of $0.0003 per share. On May 18, 2026, we issued 800,000 May 2026 Pre-Funded Warrants at an exercise price of $0.0001 per share. In addition, the Company has other warrants that in the aggregate are exercisable for 39,334,847 shares of common stock at various exercise prices ranging from $1.0002 per share to $6.90 per share. This includes the warrant that we issued to Lynrock Lake in connection with the Lynrock Lake Warrant, which is exercisable for 25,313,508 shares of common stock at an exercise price of $0.9639 per share, but may be exercised on a “cashless basis.”
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

As of June 30, 2026, an aggregate of 889,364 private warrants and working capital warrants that are Warrant Agreement Warrants, which following the Reverse Stock Split were exercisable for 296,445 shares of common stock, were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the private warrants in June 2024. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
We conduct business in the Kingdom of Saudi Arabia and the UAE and military conflicts and geopolitical instability in the Middle East, including U.S. and Israeli military actions against Iran and the effective closure of the Strait of Hormuz, could disrupt our ability to ship products into the region, impair global markets and adversely affect our business and finances, including by failing to generate revenue from the shipment of our products to the region.

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

10.62*	Inducement Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed with the SEC on August 28, 2025).

10.63†*	Second Amendment to Credit Agreement, dated as of May 12, 2026, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund LP.Second Amendment to

14*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

19.1*	Stock Trading Policy and Insider Trading Prohibition (Insider Trading Policy).

21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1/A filed with the SEC on May 16, 2024).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.1*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.2*	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.3*	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).
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

QT IMAGING HOLDINGS, INC.

Dated: August 12, 2026	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: August 12, 2026	/s/ Jay Jennings
Name: Jay Jennings
Title: Chief Financial Officer