Form 10-Q
period 2026-09-30
QT IMAGING HOLDINGS, INC.
filed 2026-11-10
CIK 1844505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
1351 Redwood Way, Suite B,
Petaluma, CA 94954
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
Yes ☐ No ☒
As of November 9, 2026, the registrant had 14,692,216 shares of common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
1

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,124	$10,412
Restricted cash and cash equivalents	300	50
Accounts receivable	7,344	5,781
Inventory	11,483	5,027
Prepaid expenses and other current assets	954	821
Total current assets	28,205	22,091
Property and equipment, net	889	318
Operating lease right-of-use assets, net	1,386	573
Other assets	39	39
Total assets	$30,519	$23,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,681	$3,580
Accrued expenses and other current liabilities	5,939	3,825
Current maturities of long-term debt	—	9
Operating lease liabilities, current	541	454
Total current liabilities	10,161	7,868
Long-term debt, less current maturities, net	11,397	683
Related party notes payable	3,895	3,895
Operating lease liabilities	906	203
Warrant liability	116	103
Earnout liability	—	2,210
Other liabilities	1,395	1,614
Total liabilities	27,870	16,576
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 14,671 and 11,902 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	70,445	59,468
Accumulated deficit	(67,797)	(53,024)
Total stockholders’ equity	2,649	6,445
Total liabilities and stockholders’ equity	$30,519	$23,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$7,340	$4,192	$21,305	$10,650
Cost of revenue	4,311	2,389	12,544	5,208
Gross profit	3,029	1,803	8,761	5,442
Operating expenses:
Research and development	1,724	939	5,072	2,692
Selling, general and administrative	3,753	2,516	10,350	6,487
Total operating expenses	5,477	3,455	15,422	9,179
Loss from operations	(2,448)	(1,652)	(6,661)	(3,737)
Non-operating income (expense), net:
Interest expense, net	(328)	(565)	(2,003)	(1,635)
Other (expense) income, net	(2)	16	(10)	40
Change in fair value of warrant liability	71	(80)	(13)	(3,581)
Change in fair value of derivative liability	—	—	—	101
Change in fair value of earnout liability	2,410	(2,230)	2,210	(2,070)
Loss on issuance of debt	—	—	—	(6,640)
Loss on debt extinguishment and modification	—	(46)	(8,294)	(2,170)
Total non-operating income (expense), net	2,151	(2,905)	(8,110)	(15,955)
Loss before income tax expense	(297)	(4,557)	(14,771)	(19,692)
Income tax expense	—	—	2	3
Net loss and comprehensive loss	$(297)	$(4,557)	$(14,773)	$(19,695)
Net loss attributable to common stockholders	$(297)	$(4,557)	$(14,773)	$(19,695)

Net loss per share - basic and diluted	$(0.02)	$(0.47)	$(0.99)	$(2.09)
Weighted-average shares outstanding	15,895	9,602	14,849	9,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 1, 2026	13,769	$1	$69,745	$(67,500)	$2,246
Exercise of pre-funded warrants	868	—	—	—	—
Equity award activity, net of shares withheld for taxes	34	—	(31)	—	(31)
Stock-based compensation	—	—	731	—	731
Net loss	—	—	—	(297)	(297)
Balance, September 30, 2026	14,671	$1	$70,445	$(67,797)	$2,649

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 1, 2025	9,556	$1	$46,754	$(47,079)	$(324)
Repurchase of Yorkville warrant	—	—	(5,000)	—	(5,000)
Exercise of incentive stock options	33	—	75	—	75
Exercise of warrants related to public placements	77	—	532	—	532
Stock-based compensation	—	—	199	—	199
Net loss	—	—	—	(4,557)	(4,557)
Balance, September 30, 2025	9,666	$1	$42,560	$(51,636)	$(9,075)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2026	11,902	$1	$59,468	$(53,024)	$6,445
Issuance of shares of common stock related to private placements	24	—	39	—	39
Issuance of shares of common stock related to underwritten public offering, net of issuance costs	1,200	—	5,347	—	5,347
Issuance of warrants related to private placements	—	—	95	—	95
Issuance of warrants related to underwritten public offering, net of issuance costs	—	—	3,564	—	3,564
Exercise of pre-funded warrants	1,368	—	—	—	—
Equity award activity, net of shares withheld for taxes	177	—	152	—	152
Stock-based compensation	—	—	1,780	—	1,780
Net loss	—	—	—	(14,773)	(14,773)
Balance, September 30, 2026	14,671	$1	$70,445	$(67,797)	$2,649

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2025	8,931	$1	$22,402	$(31,941)	$(9,538)
Conversion of long-term debt into shares of common stock	295	—	366	—	366
Issuance of shares of common stock related to private placements	330	—	299	—	299
Issuance of warrants related to private placements	—	—	381	—	381
Reclassification of warrant liability upon warranty modification	—	—	22,986	—	22,986
Repurchase of Yorkville warrant	—	—	(5,000)	—	(5,000)
Exercise of warrants related to public placements	77	—	532	—	532
Exercise of incentive stock options	33	—	75	—	75
Stock-based compensation	—	—	519	—	519
Net loss	—	—	—	(19,695)	(19,695)
Balance, September 30, 2025	9,666	$1	$42,560	$(51,636)	$(9,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,773)	$(19,695)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	115
Stock-based compensation	1,780	519
Loss on issuance of debt	—	6,640
Loss on debt extinguishment and modification	8,294	2,170
Non-cash interest	1,123	749
Non-cash operating lease and other	(13)	(31)
Change in fair value of warrant liability	13	3,581
Change in fair value of derivative liability	—	(101)
Change in fair value of earnout liability	(2,210)	2,070
Changes in operating assets and liabilities:
Accounts receivable	(1,573)	(3,177)
Inventory	(6,781)	(2,102)
Prepaid expenses and other current assets	(132)	(298)
Accounts payable	318	1,072
Accrued expenses and other current liabilities	2,102	1,831
Other liabilities	1,078	799
Net cash used in operating activities	(10,678)	(5,858)

Cash flows from investing activities:
Purchases of property and equipment	(263)	(47)
Net cash used in investing activities	(263)	(47)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	9,045	679
Proceeds from long-term debt, net of issuance costs	—	15,000
Proceeds from stock option exercises	246	75
Proceeds from warrant exercises	—	532
Repayment of long-term debt	(9)	(4,688)
Payments for taxes related to net settlement of equity awards	(94)	—
Payment of stock issuance costs	(285)	—
Payment of debt issuance costs	—	(150)
Repurchase of warrant from Yorkville	—	(5,000)
Net cash provided by financing activities	8,903	6,448
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(2,038)	543
Cash and cash equivalents and restricted cash and cash equivalents, beginning balance	10,462	1,192
Cash and cash equivalents and restricted cash and cash equivalents, ending balance	$8,424	$1,735

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the condensed consolidated balance sheets:
Cash and cash equivalents	$8,124	$1,715
Restricted cash and cash equivalents	300	20
Total cash and cash equivalents and restricted cash and cash equivalents	$8,424	$1,735

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$—
Cash paid for interest	$—	$12

Supplemental disclosures of noncash investing and financing activities:
Transfer of inventory to property and equipment	$325	$—
Lease liabilities from obtaining right-of-use asset	1,132	—
Accrued interest capitalized upon debt extinguishment	1,297	—

QT IMAGING HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Purchase of equipment included in accounts payable	15	—
Purchases of equipment included in accrued liabilities	64	—
Debt issuance costs included in accounts payable	—	144
Unpaid issuance costs included in accounts payable and accrued expenses and other current liabilities related to the sale of common stock and warrants	—	102
Conversion of long-term debt into common stock	—	183
Conversion of accrued legal costs to debt	—	25
Conversion of accrued interest into common stock	—	174
Reclassification of warrant liability upon warrant modification	—	22,986
Fair value of warrants issued in exchange for issuance of long-term debt	—	16,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

QT IMAGING HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.The Company and Summary of Significant Accounting Policies
Nature of Operations
QT Imaging Holdings, Inc. (“we,” “our,” “us,” “QT Imaging,” “QT Imaging Holdings,” or the “Company”) is incorporated in Delaware with its headquarters in Petaluma, California. We are a medical device company engaged in research, development, and commercialization of innovative body imaging systems using low frequency sound waves. We strive to improve global health outcomes. Our strategy is predicated upon the fact that medical imaging is critical to the detection, diagnosis, and treatment of disease, and that it should be safe, affordable, accessible, and centered on the patient’s experience. Our initial product is a breast imaging system, the QT Imaging Breast Acoustic CT™ Scanner (the “Breast Acoustic CT Scanner”).
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025.
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
Liquidity
As of September 30, 2026, we had cash and cash equivalents of $8.1 million. We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $67.8 million as of September 30, 2026. During the nine months ended September 30, 2026, we incurred a net loss of $14.8 million and had a net operating cash outflow of $10.7 million. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
On February 26, 2025, we entered into a credit agreement (the “Lynrock Lake Credit Agreement”) that provided a senior secured term loan (the “Lynrock Lake Term Loan”) with Lynrock Lake Master Fund LP (“Lynrock Lake”) in the aggregate principal amount of $10.1 million. On August 26, 2025, we and Lynrock Lake entered into the First Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake First Amended Credit Agreement”) to add an additional tranche of $5.0 million (“Tranche B”) to the Lynrock Lake Term Loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and a prepayment premium for Tranche B. On May 12, 2026, we and Lynrock Lake entered into the Second Amendment to the Lynrock Lake Credit Agreement (the “Lynrock Lake Second Amended Credit Agreement”) to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. Refer to Note 5 - Long-Term Debt for more information.
During the year ended December 31, 2025 and the nine months ended September 30, 2026, we completed a series of Private Investment in Public Entity (“PIPE”) transactions and an underwritten public offering, where we received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock. Refer to Note 8 - Stockholders’ Equity for more information.
•On April 9, 2025, we entered into a Securities Purchase Agreement (the “First Securities Purchase Agreement”) in an amount of approximately $0.5 million from related persons. The First Securities Purchase Agreement closed on which was closed on April 24, 2025 and we used the net proceeds from the offering for working capital purposes.
•On May 12, 2025, we entered into and closed a Securities Purchase Agreement (the “Second Securities Purchase Agreement”) in an amount of approximately $0.2 million. We used the net proceeds from the offering for working capital purposes.
•On September 30, 2025, we entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) in an amount of approximately $18.2 million, before deducting the offering expenses payable by us. The Third Securities Purchase Agreement closed on October 3, 2025 and we used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
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
During the years ended December 31, 2025 and 2024 and the nine months ended September 30, 2026, we entered into several distribution agreements which provided us with Minimum Order Quantities (“MOQs”) as follows:
•On June 18, 2024, we entered into a Distribution Agreement between QT Imaging and NXC Imaging, Inc. (“NXC”), as first amended on December 11, 2024 and further amended on March 28, 2025 (the “Amended NXC Distribution Agreement”), which provides us with MOQs of 60 scanners in 2026, representing revenue of more than $28 million in 2026.
•On August 21, 2025, we entered into a Distribution Agreement, as amended on February 25, 2026 (the “Gulf Medical Distribution Agreement”) with Gulf Medical Co. (“GMC”), a corporation organized and existing under the laws of the Kingdom of Saudi Arabia, for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, we granted to GMC the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Precision Pathway SaaS platform subscriptions in the Kingdom of Saudi Arabia (the “GMC Exclusive Right”), with MOQs of 20 scanners in 2026, 32 scanners in 2027, and 40 scanners in 2028, for a total minimum of 92 scanners, representing revenue of more than $51 million in 2026 through 2028, upon regulatory approval from the Saudi Food and Drug Authority (“SFDA”) in the Kingdom of Saudi Arabia, which was received on June 2, 2026. The GMC Exclusive Right can be terminated by us if GMC does not meet the MOQs in any year during the term of the agreement.
•On January 19, 2026, we entered into a Distribution Agreement (the “Al Naghi Distribution Agreement”) with Al Naghi Medical Co. (“Al Naghi”), a corporation organized and existing under the laws of the United Arab Emirates (the “UAE”), for an initial term of three years. Under the terms of the Al Naghi Distribution Agreement, we granted to Al Naghi the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Precision Pathway SaaS platform subscriptions in the UAE (the “Al Naghi Exclusive Right”), with MOQs of 7 scanners in 2026, 16 scanners in 2027, and 20 scanners in 2028, for a total minimum of 43 scanners, representing revenue of more than $24 million in 2026 through 2028, upon regulatory approval from the Emirates Drug Establishment (“EDE”) in the UAE, which was received on March 17, 2026. The Al Naghi Exclusive Right can be terminated by us if Al Naghi does not meet the MOQs in any year during the term of the agreement.
During the three months ended September 30, 2026, we expanded our direct U.S. commercial sales organization with the appointments of three experienced regional sales leaders. This expanded team strengthens our ability to engage directly with breast imaging centers, clinicians and enterprise health systems, while continuing to leverage our exclusive distribution partnership with NXC. By combining established distribution infrastructure with expanded direct commercial and business development capabilities, we are building a scalable commercial model designed to deepen customer engagement, accelerate clinical adoption and installed-base growth, and support sustainable long-term revenue growth and margin expansion.
We believe that the additional cash received from the Lynrock Lake Term Loan, the extension of the maturity date of the Lynrock Lake Term Loan to March 2029, the additional cash received from the PIPE Investments and the May 2026 Public Offering, and the expected revenue from our direct sales efforts in the U.S., MOQs per the Amended NXC Distribution Agreement, and direct sales efforts and sales through distributors such as GMC and Al Naghi internationally will be sufficient to fund our current operating plan for at least the next 12 months.
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
Reclassification
Loss on issuance of debt for the nine months ended September 30, 2025 has been changed from other (expense) income, net, to loss on issuance of debt within the unaudited condensed consolidated statement of operations and comprehensive loss to conform with the classification for the nine months ended September 30, 2026. Loss on debt extinguishment and modification for the three and nine months ended September 30, 2025 has been changed from other (expense) income, net, to loss on debt extinguishment and modification within the unaudited condensed consolidated statements of operations and comprehensive loss to conform with the classification for the three and nine months ended September 30, 2026.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard provides a comprehensive list of interim disclosures that are required by U.S. GAAP and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the timing of the adoption and the impact of the new standard on our consolidated financial statements and related disclosures.
2.Business Combination
Merger Earnout Consideration Shares
Pursuant to the Second Amendment to Business Combination Agreement dated September 21, 2023, we were obliged to issue a maximum of 3,000,000 shares of our common stock (the “Merger Earnout Consideration Shares”) if certain triggering events and conditions were achieved. The conditions for the 2024 Earnout Shares, the 2025 Earnout Shares, and 2026 Earnout Shares were not met and therefore no shares were issued during the years ended December 31, 2024 and 2025 and the nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, the liability related to the Merger Earnout Consideration Shares was zero and $2.2 million, respectively. Refer to Note 3 - Fair Value Measurements for more information.
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs we utilized to determine such fair value (in thousands):

	Level	September 30, 2026	December 31, 2025
Assets:
Certificate of deposit	2	$300	$50
Liabilities:
Warrant liability	2	$116	$103
Earnout liability	3	$—	$2,210
Warrant Liability
Working Capital Note Warrants, Private Warrants, and Public Warrants
We determined that the warrants that were a constituent part of (i) the private placement units issued in a private placement sale by GigCapital5 prior to the Business Combination and (ii) the private placement units issued upon conversion of working capital notes issued by GigCapital5 (the “Working Capital Note Warrants”) prior to the Business Combination, which conversion occurred concurrent with the Business Combination (“Private Warrants”), are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants included in the public units that were issued by GigCapital5 prior to the Business Combination (“Public Warrants”). We determined that the fair value of each Private Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Warrants are valued upon observable data and have been classified as Level 2 financial instruments. A total of 889,364 Private Warrants to purchase 296,445 shares of common stock were outstanding as of September 30, 2026 and December 31, 2025, at a fair value of approximately $0.125 and $0.116 per warrant, respectively. Refer to Note 8 - Stockholders’ Equity for more information.
The activity for the fair value of the warrant liability during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$187	$26	$103	$22
Change in fair value	(71)	80	13	84
Ending balance	$116	$106	$116	$106
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
Significant assumptions used in the valuation of the fair value of the Lynrock Lake Warrant as of issuance on February 26, 2025 and as of the modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant terms (years)	10.0	9.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.3%	4.4%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Lynrock Lake Warrant during the nine months ended September 30, 2025 was as follows (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$—
Fair value at issuance	18,791
Change in fair value	606
Reclassification of warrant liability upon warrant modification	(19,397)
Ending balance	$—
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

Significant assumptions used in the valuation of the fair value of the Yorkville Warrant as of issuance on February 26, 2025 and as of the modification on June 11, 2025 were as follows:

	February 26, 2025	June 11, 2025
Fair value of common stock	$1.20	$1.50
Exercise price	$1.20	$1.20
Expected warrant term (years)	5.0	4.7
Expected volatility	51.6%	39.2%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%
The activity for the fair value of the Yorkville Warrant during the nine months ended September 30, 2025 was as follows (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$—
Fair value at issuance	2,993
Change in fair value	596
Reclassification of warrant liability upon warrant modification	(3,589)
Ending balance	$—
Earnout Liability
The fair value of the Merger Earnout Consideration Shares was calculated using a Monte Carlo simulation. The simulation used as significant inputs our management’s then-current assessment of placements of breast scanning systems in 2024 and 2025, likely expected values for revenue from 2024 through 2026, probabilities for regulatory approvals including U.S. Food and Drug Administration (“FDA”) clearances, and probabilities of other triggering events related to the open angle scanner. Refer to Note 2 - Business Combination for more information.
The conditions for the 2026 Earnout Shares were not met and therefore no shares were issued during the three and nine months ended September 30, 2026. The earnout liability of $2.4 million was reversed and recorded as change in fair value of earnout liability in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.
Significant assumptions used in the valuation of the fair value of the earnout liability as of December 31, 2025 were as follows:

December 31, 2025
Fair value of common stock	$6.09
Volatility of revenue	20.0%
Discount rate applicable to revenue	7.0%
Risk-free rate	3.5%
Risk premium	3.5%
Cost of debt	15.5%
Credit risk spread	12.0%
Equity volatility	95.0%

The activity for the fair value of the earnout liability for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$2,410	$280	$2,210	$440
Change in fair value	(2,410)	2,230	(2,210)	2,070
Ending balance	$—	$2,510	$—	$2,510
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
The activity for the fair value of the derivative liability during the nine months ended September 30, 2025 was as follows (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$304
Extinguishment upon Termination Agreement	(203)
Change in fair value	(101)
Ending balance	$—
The extinguishment of the derivative liability of $0.2 million was recorded in other (expense) income, net within the unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025.

4.Balance Sheet Details
Inventory
Inventory consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$7,415	$4,390
Work in process	3,489	614
Finished goods	579	23
Total inventory	$11,483	$5,027
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$43	$96
Other receivable	83	99
Other prepaid expenses	828	626
Total prepaid expenses and other current assets	$954	$821
Property and Equipment, Net
Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	Useful Life	September 30, 2026	December 31, 2025
Scanners	5 Years	$2,261	$1,936
Computer and lab equipment	3-5 Years	1,905	1,647
Leasehold improvements	Various	443	421
Software	3 Years	50	50
Furniture and fixtures	7 Years	144	82
Total property and equipment, gross		4,803	4,136
Less: accumulated depreciation and amortization		(3,914)	(3,818)
Total property and equipment, net		$889	$318
Depreciation and amortization expense was $55 thousand and $40 thousand for the three months ended September 30, 2026 and 2025, respectively, and $96 thousand and $115 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued legal	$2,131	$1,937
Accrued personnel costs	2,187	1,489
Accrued purchases	943	94
Deferred revenue	27	7
Other	651	298
Total accrued expenses and other current liabilities	$5,939	$3,825
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
On February 26, 2025, we and Yorkville entered into a Termination Agreement, pursuant to which the parties acknowledged the termination of the SEPA effective February 26, 2025. On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Yorkville an amount equal to $3.0 million in cash and issued to Yorkville the Yorkville Warrant to purchase 5,000,071 shares of our common stock at an exercise price of $1.20 per share to fully settle and discharge our obligations under the Yorkville Note and extinguish the Yorkville Note as having been fully performed. As a result of the extinguishment of the Yorkville Note, we recorded an expense of $1.9 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. The Yorkville Warrant was exercisable until February 26, 2030. The fair value of the Yorkville Warrant at issuance amounted to $3.0 million. On June 11, 2025, the Yorkville Warrant was amended to update the provisions that would trigger cash settlement such that, when such events occur, the holders of the warrants receive the same form of consideration as the underlying stockholders. Consequently, upon modification, the warrants were revalued and then reclassified to additional paid-in capital on the consolidated balance sheets. We determined the fair value of the Yorkville Warrant using the Black-Scholes Model through the modification. Refer to Note 3 - Fair Value Measurements for more information.
As of September 30, 2026 and December 31, 2025, there was no amount outstanding for the Yorkville Note. Interest expense, including amortization of debt issuance costs, for the nine months ended September 30, 2025 was $0.5 million.

Cable Car Note
On January 9, 2025, we and Funicular Funds, LP (“Cable Car”) entered into an Omnibus Amendment (the “Cable Car Amendment”) to amend certain terms of the secured note purchase agreement by and between QT Imaging and Cable Car (the “Cable Car Note”), including a reduction of the conversion price for the Cable Car Note to $1.752 per share. Further, the Cable Car Amendment extended the maturity date for the Cable Car Note to March 31, 2026, in exchange for an extension fee (the “Extension Fee”) of $0.1 million to Cable Car, with such fee being added to the amount due and payable on such maturity date, unless the Cable Car Note is earlier converted pursuant to its terms, in which event the Extension Fee will also be converted. No interest will accrue or be due on the Extension Fee. Pursuant to the Cable Car Amendment, interest will accrue on the outstanding principal balance of the Cable Car Note at an annual rate equal to 6%, with interest being calculated based on a 365-day year and the actual number of days elapsed, to the extent permitted by applicable law. Interest will be due and payable on the maturity date for the Cable Car Note, unless the Cable Car Note is earlier converted pursuant to its terms, in which event such accrued and unpaid interest will also be converted. We recorded the Extension Fee of $0.1 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
On February 26, 2025, we used a portion of the proceeds of the Lynrock Lake Term Loan to pay Cable Car an amount equal to the full principal, interest and fees amount of approximately $1.6 million in cash to fully settle and discharge our obligations under the Cable Car Note and extinguish the Cable Car Note as having been fully performed. As a result of the extinguishment of the Cable Car Note, we recorded an expense of $0.1 million in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
As of September 30, 2026 and December 31, 2025, there was no amount outstanding for the Cable Car Note. Interest expense, including amortization of debt issuance costs, for the nine months ended September 30, 2025 was $36 thousand.
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
There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we will also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of September 30, 2026, Lynrock Lake has not elected the repayment option in the amount equal to 15% of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
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
Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, within the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
On August 26, 2025, we and Lynrock Lake entered into the Lynrock Lake First Amended Credit Agreement to add Tranche B to the loan and increase the aggregate principal amount of the Lynrock Lake Term Loan to $15.1 million. The proceeds of Tranche B were used to repurchase the Yorkville Warrant. Tranche B was subject to the Tranche B Premium equal to 6% multiplied by the sum of (i) the principal of Tranche B being repaid plus (ii) all related accrued and unpaid interest. Subject to the payment of the Make-Whole Amount, if we received Net Cash Proceeds (as defined in the Lynrock Lake Credit Agreement) from any sale or issuance of our common stock, then we will, at the option of Lynrock Lake, prepay, or cause to be prepaid, Tranche B on or prior to the date which is thirty days after the date of the receipt by us of such Net Cash Proceeds in an amount equal to the lesser of (i) 100% of such Net Cash Proceeds or (ii) the principal amount of Tranche B on such date of prepayment, together with all accrued and unpaid interest thereon and any outstanding fees or premium, if any, payable in accordance with the Lynrock Lake Term Loan. Additionally, in connection with any mandatory prepayment of Tranche B on or prior to December 31, 2025, such mandatory prepayment will be subject to the payment of the Tranche B Premium instead of the Make-Whole Amount.

On October 6, 2025, we repaid the $5.0 million under Tranche B of the Lynrock Lake Term Loan, plus accrued interest and the Tranche B Premium, with a portion of the proceeds from the October 2025 Private Placement.
On May 12, 2026, we and Lynrock Lake entered into the Lynrock Lake Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. The modification of the Lynrock Lake Term Loan was accounted for as an extinguishment of debt. Accordingly, we derecognized the existing term loan and recognized a new debt instrument. During the nine months ended September 30, 2026, we recognized a loss on debt extinguishment and modification of $8.3 million primarily related to the write-off of unamortized debt discount, which is included in loss on debt extinguishment and modification in the unaudited condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2026, the outstanding amount of the Lynrock Lake Term Loan was $11.4 million and accrued interest was $0.5 million within other liabilities on the condensed consolidated balance sheet. Interest expense, including amortization of debt issuance costs, was $0.4 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Future principal payments on the long-term debt as of September 30, 2026 are as follows (in thousands):

Year ending December 31, 2029	$11,397
Total long-term debt	$11,397
In February 2026, we obtained waivers from Lynrock Lake in connection with debt covenant non-compliance related to the first three quarters of 2025. We were in compliance with the debt covenant covered by the Lynrock Lake Term Loan for the fourth quarter of 2025 and first nine months of 2026. The Lynrock Lake Term Loan has been classified as a noncurrent liability on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
6.Leases
We lease a facility in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
On June 10, 2026, we entered into a lease agreement for a facility of approximately 22,000 sq. ft. in Petaluma, California. The lease term is approximately fifty months commencing in stages starting on August 27, 2026 and ending on October 27, 2030, with an option to extend an additional sixty months. Total base rent under this lease is approximately $1.4 million. A right-of-use (“ROU”) asset and an operating lease liability of $1.1 million each were recorded upon the lease commencement date during the third quarter of 2026.
The following table reflects our operating lease ROU assets, net and operating lease liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Operating lease ROU assets, net	$1,386	$573
Liabilities:
Operating lease liabilities, current	$541	$454
Operating lease liabilities, noncurrent	906	203
	$1,447	$657

The following table presents supplemental cash flow information related to our operating leases for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash flows from operating leases	$144	$121	$372	$356
As of September 30, 2026, the maturity of operating lease liabilities was as follows (in thousands):

Year ending December 31:
2026 (remainder)	$208
2027	531
2028	334
2029	344
2030	293
Total payments	1,710
Less: Interest	(263)
Present value of obligations	$1,447
As of September 30, 2026, the weighted-average remaining lease term was 3.3 years and the weighted-average discount rate was 10%. As of December 31, 2025, the weighted-average remaining lease term was 1.4 years and the weighted-average discount rate was 8%.
Operating lease expenses for the three months ended September 30, 2026 and 2025 were $0.2 million and $0.1 million, respectively, of which $6 thousand was related to leases with a term of less than 12 months. Operating lease expenses for the nine months ended September 30, 2026 and 2025 were $0.4 million and $0.3 million, respectively, of which $18 thousand and $17 thousand, respectively, were related to leases with a term of less than 12 months.
7.Contingencies
Litigation
We are subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. As of the date the unaudited condensed consolidated financial statements were available to be issued, management is not aware of any pending claims that will have a material impact on our unaudited condensed consolidated financial statements.
Letter of Credit
During the three months ended September 30, 2026, the Company issued a standby letter of credit, as secured by a $0.3 million certificate of deposit, for our Petaluma facility lease. The certificate of deposit is classified in restricted cash and cash equivalents on the condensed consolidated balance sheets. As of September 30, 2026, the unused letter of credit was $0.3 million.

8.Stockholders’ Equity
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of September 30, 2026 was as follows (in thousands):

September 30, 2026
Common stock warrants	39,335
Pre-funded warrants	1,240
Options outstanding under the 2024 Incentive Plan	876
Restricted stock units (“RSUs”) outstanding under the 2024 Incentive Plan	1,246
Awards available under the 2024 Incentive Plan	45
Options outstanding under the Inducement Equity Incentive Plan	108
RSUs outstanding under the Inducement Equity Incentive Plan	370
Potential shares from convertible notes	92
Total	43,312
Warrants (Public Warrants, Private Warrants, Working Capital Note Warrants, PIPE Warrants, Lynrock Lake Warrant, and Yorkville Warrant)
As of September 30, 2026 and December 31, 2025, there were Public Warrants, Private Warrants, and Working Capital Note Warrants to purchase 7,882,807 shares of common stock (collectively, the “PubCo Warrants”) outstanding with an exercise price of $6.90 per warrant and expiring on March 4, 2029, pursuant to the terms of the warrant agreement governing such warrants (the “Warrant Agreement”).
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
On May 18, 2026 and July 1, 2026, October 2025 Pre-Funded Warrants covering 500,000 shares and 867,621 shares of common stock, respectively, were exercised.
As of September 30, 2026 and December 31, 2025, total PIPE Warrants and Pre-Funded Warrants, covering common stock of 7,378,967 shares and 7,898,374 shares were outstanding.
In connection with the Lynrock Lake Term Loan, on February 26, 2025, we issued to Lynrock Lake, pursuant to the terms of the Lynrock Lake Warrant, a warrant to purchase 20,333,623 shares of common stock at an exercise price of $1.20 per share. Upon the closing of the October 2025 Private Placement, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 24,396,416 and $1.0002, respectively. Upon the closing of the May 2026 Public Offering, the number of shares which may be purchased upon exercise of the Lynrock Lake Warrant and the per share exercise price were adjusted to 25,313,508 and $0.9639, respectively. As of September 30, 2026 and December 31, 2025, the Lynrock Lake Warrant to purchase 25,313,508 and 24,396,416 shares of common stock was outstanding, respectively. Refer to Note 3 - Fair Value Measurements and Note 5 - Long-Term Debt for more information.
On February 26, 2025, we issued to Yorkville a warrant to purchase 5,000,071 shares of our common stock at an exercise price of $1.20 per share pursuant to the Yorkville Warrant. On August 26, 2025, we repurchased the Yorkville Warrant for an aggregate price of $5.0 million. Refer to Note 3 - Fair Value Measurements and Note 5 - Long-Term Debt for more information.

9.Stock Incentive Plans
Inducement Equity Incentive Plan
On September 9, 2026, we increased the number of authorized shares of common stock pursuant to the Inducement Equity Incentive Plan, as amended (the “Inducement EIP”) by 150,000 shares. The following table summarizes information regarding stock option and RSU activity in the Inducement EIP during the nine months ended September 30, 2026 (in thousands, except per share data and weighted average contractual life):

Stock Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	108	$7.47	9.7	$—
Outstanding, September 30, 2026	108	$7.47	8.9	$—
Expected to vest as of September 30, 2026	108	$7.47	8.9	$—

RSUs	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	220	$6.25	2.9	$895
Granted	150	$2.70
Outstanding, September 30, 2026	370	$4.81	2.5	$942
Exercisable as of September 30, 2026	—	$—	—	$—
Expected to vest as of September 30, 2026	370	$4.81	2.5	$942
2024 Equity Incentive Plan
On January 1, 2026, we increased the number of authorized shares of common stock pursuant to the 2024 Equity Incentive Plan by 595,110 shares. On July 28, 2026, our stockholders approved an amendment to increase the number of authorized shares of common stock pursuant to the 2024 Equity Incentive Plan by 550,900 shares (the “2024 EIP”).
The following table summarizes information regarding stock option and RSU activity in the 2024 EIP during the nine months ended September 30, 2026 (in thousands, except per share data and weighted average contractual life):

Stock Options	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	1,116	$2.52	8.4	$3,996
Granted	17	$6.95
Exercised	(119)	$2.17
Forfeited	(138)	$3.32
Outstanding, September 30, 2026	876	$2.53	7.7	$329
Exercisable as of September 30, 2026	691	$2.22	7.5	$284
Expected to vest as of September 30, 2026	185	$3.66	8.5	$45

RSUs	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	—	$—	—	$—
Granted	1,354	$4.85
Released	(84)	$6.96
Forfeited	(24)	$6.95
Outstanding, September 30, 2026	1,246	$4.66	3.1	$3,171
Exercisable as of September 30, 2026	—	$—	—	$—
Expected to vest as of September 30, 2026	1,246	$4.66	3.1	$3,171
No options were granted during the three months ended September 30, 2026.
The determination of the fair value of options granted under the Inducement EIP and the 2024 EIP during the nine months ended September 30, 2026 was computed using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Stock price per share	$6.95	$2.41
Expected option term (years)	5.8	5.5
Expected volatility	76.6%	71.3%
Risk-free rate of return	4.1%	4.0%
Expected annual dividend yield	—%	—%
Weighted-average grant date fair value	$4.77	$1.55
Stock-based Compensation
The following table shows stock-based compensation expense by functional area in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$86	$26	$193	$54
Selling, general and administrative	645	173	1,587	465
Total stock-based compensation expense	$731	$199	$1,780	$519
Stock-based compensation expense capitalized to inventory for the three and nine months ended September 30, 2026 and 2025 was insignificant.
As of September 30, 2026, the total unrecognized compensation cost related to all nonvested stock options and RSUs was $7.5 million and the weighted-average period over which it is expected to be recognized is 3.4 years.

10.    Revenue
Revenue recognized during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product	$7,304	$4,148	$21,145	$10,535
Service	36	44	160	115
Total revenue	$7,340	$4,192	$21,305	$10,650
Revenue recognized by geography during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$7,328	$4,182	$21,269	$10,618
International	12	10	36	32
Total revenue	$7,340	$4,192	$21,305	$10,650
Substantially all of the revenue recognized by us during the three and nine months ended September 30, 2026 and 2025 was recognized at a point in time upon shipment. We had no contract assets as of September 30, 2026 and December 31, 2025. We had contract liabilities of $27 thousand as of September 30, 2026, all of which is expected to be recognized as revenue in the next twelve months. We had contract liabilities of $7 thousand as of December 31, 2025. Contract liabilities are included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. Revenue recognized during the nine months ended September 30, 2026 that was previously included in contract liabilities as of December 31, 2025 was $7 thousand.
One customer represented 10% or more of our accounts receivable balance and our total revenue as follows:

			Revenue
	Accounts Receivable		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
NXC	100%	100%	99%	99%	99%	98%
11.    Income Taxes
Consistent with our conclusion as of December 31, 2025, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of September 30, 2026. As a result, the estimated annual effective tax rate for 2026 is expected to be 0% because our forecasted losses are expected to generate no income tax benefit. Furthermore, there were no discrete tax items for the quarter ended September 30, 2026.
The income tax expense was $2 thousand and $3 thousand for the nine months ended September 30, 2026 and 2025, respectively, primarily for our state income taxes.
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
Reconciliation of net loss per share for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss and comprehensive loss attributable to common stockholders	$(297)	$(4,557)	$(14,773)	$(19,695)
Weighted-average number of common shares used in computing net loss per share (1)	15,895	9,602	14,849	9,415
Net loss per share - basic and diluted (1)	$(0.02)	$(0.47)	$(0.99)	$(2.09)
The following securities were excluded from the calculation of net loss per share because the inclusion would be anti-dilutive as of September 30, 2026 and 2025 (in thousands):

	September 30, 2026	September 30, 2025
Common stock warrants (1)	39,335	30,270
Merger earnout consideration shares	—	2,000
Potential shares from convertible notes	92	88
RSUs outstanding	1,616	—
Options outstanding	984	1,249
Total	42,027	33,608
(1)Warrants issuable for little or no cash consideration are considered outstanding common shares and included in the computation of basic net loss per share. As such, for the nine months ended September 30, 2026, we included pre-funded common stock warrants in our computation of net loss per share and thus excluded them from the table above. (See Note 8 – Stockholders’ Equity for additional information).
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
As of September 30, 2026, an aggregate of 92,349 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.

As of both September 30, 2026 and December 31, 2025, the outstanding amount of the 2020 Notes was $3.2 million, and accrued interest was $0.9 million and $0.7 million, respectively.
Working Capital Note
As of September 30, 2026 and December 31, 2025, a promissory note (the “Working Capital Note”) issued to a stockholder was outstanding in the aggregate principal amount of $0.7 million. The Working Capital Note is interest-free and matures on October 1, 2027. Refer to Note 5 - Long-Term Debt for more information.
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
Refer to Note 8 - Stockholders’ Equity for more information.
Sublease Agreement
On January 23, 2025, we entered into a Sublease Agreement (the “Sublease”) with a related party, pursuant to which the Sublessee will sublease certain space, currently leased from Hamilton Landing Novato LLC by us pursuant to the “Prime Lease” (as defined in the Sublease), to the Sublessee for use in our operations, on a full-time and exclusive basis. The Sublessee will pay to us a rental fee for the Subleased Space as defined in the Sublease in an amount equal to $6 thousand per month through May 31, 2027. The term of the Sublease is one year unless terminated and will auto-renew on a month-to-month basis thereafter, unless otherwise terminated. The Sublease will expire automatically upon the termination of the Prime Lease, which is set to terminate in April 2027. We recorded sublease income of $18 thousand and $17 thousand in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025, respectively, and $53 thousand and $34 thousand for the nine months ended September 30, 2026 and 2025, respectively.
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

The following table presents information about reported segment revenue, significant segment expenses, and segment net loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$7,340	$4,192	$21,305	$10,650
Less:
Cost of revenue (1)	4,311	2,389	12,544	5,208
Research and development (1)	1,724	939	5,072	2,692
Selling, general and administrative (1)	3,753	2,516	10,350	6,487
Other expense (income), net	2	(16)	10	(40)
Change in fair value of warrant liability	(71)	80	13	3,581
Change in fair value of derivative liability	—	—	—	(101)
Change in fair value of earnout liability	(2,410)	2,230	(2,210)	2,070
Loss on debt extinguishment and modification	—	46	8,294	2,170
Interest expense, net	328	565	2,003	1,635
Income tax expense	—	—	2	3
Consolidated net loss	$(297)	$(4,557)	$(14,773)	$(19,695)
(1)    Includes total salaries, bonuses, employee benefits and stock-based compensation of $3.5 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively, and $9.6 million and $5.5 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would,” and similar words and expressions are intended to identify such forward-looking statements. Such forward‑looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in Part II, Item 1A. of this Quarterly Report, the Risk Factors section in our Annual Report, and in any more recent filings with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
With the support of nearly $18.0 million in financial support from the U.S. National Institutes of Health (“NIH”), we developed a novel, comprehensive body imaging technology that has high resolution, high sensitivity, high specificity, and high positive and negative predictive values, and is safe and inexpensive. The technology is based on ultra-low frequency transmitted sound and uses a one-of-a-kind novel sound back-scatter design and inverse-scattering reconstruction to create its images.
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

Since our inception, we have devoted substantially all our financial resources to acquiring and developing the base technology for our body imaging systems, conducting research and development activities, securing related intellectual property rights, and managing corporate operations and growth. On June 6, 2017, the FDA, in response to QT Imaging’s Section 510(K) Summary of Safety and Effectiveness premarket notification, determined that the Breast Acoustic CT Scanner is substantially equivalent to the predicate device. Our use of the words “safe,” “safety,” “effectiveness,” and “efficacy” in relation to the Breast Acoustic CT Scanner in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and all other documents related to us is limited to the context of the Section 510(K) Summary of Safety and Effectiveness that was reviewed and responded to by the FDA.
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
We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $67.8 million as of September 30, 2026. During the nine months ended September 30, 2026, we incurred a net loss of $14.8 million and had a net operating cash outflow of $10.7 million. We continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
We expect to incur additional recurring administrative expenses associated with being a publicly traded company, including costs associated with compliance under the Exchange Act, annual and quarterly reports to stockholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, Sarbanes-Oxley Act compliance readiness, and director and officer compensation.
Recent Developments
On January 19, 2026, we entered into the Al Naghi Distribution Agreement for an initial term of three years. Under the terms of the Al Naghi Distribution Agreement, we granted to Al Naghi the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Precision Pathway SaaS platform subscriptions in the UAE, with MOQs of 7 scanners in 2026, 16 scanners in 2027, and 20 scanners in 2028, for a total minimum of 43 scanners, representing revenue of more than $24 million in 2026 through 2028, upon regulatory approval from the EDE in the UAE, which was received on March 17, 2026.
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
During the second quarter ended June 30, 2026, we entered into an agreement to relocate our headquarters and manufacturing operations to a new 22,000-square-foot facility in Petaluma, California, providing more than 2.5 times our current operational space while reducing lease cost per square foot by approximately 55%. The expanded facility represents an important investment in our next phase of commercial scale, providing increased manufacturing capacity, greater operating efficiency and the infrastructure needed to support a growing installed base and future production requirements.
During the three months ended September 30, 2026, we expanded our direct U.S. commercial sales organization with the appointments of three experienced regional sales leaders. This expanded team strengthens our ability to engage directly with breast imaging centers, clinicians and enterprise health systems, while continuing to leverage our exclusive distribution partnership with NXC. By combining established distribution infrastructure with expanded direct commercial and business development capabilities, we are building a scalable commercial model designed to deepen customer engagement, accelerate clinical adoption and installed-base growth, and support sustainable long-term revenue growth and margin expansion.
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
Cost of Revenue
Cost of revenue consists of our product costs, which includes manufacturing costs, compensation and benefits expenses (including payroll and payroll related costs and stock-based compensation expenses), duties and other applicable importing costs, shipping and handling costs, packaging costs, warranty replacement costs, fulfillment costs, inventory obsolescence and write-offs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead. We expect our cost of revenue to increase in absolute dollars and decrease as a percentage of revenue over time as we shift to new manufacturing processes and vendors that we anticipate will result in greater efficiency and lower per unit costs.
We expect we will continue to invest additional resources into our products to expand and further develop our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the research and development of our products, which include compensation and benefits expenses (including payroll and payroll related costs and stock-

based compensation expenses), consultant costs, professional services costs, material and supplies costs, clinical study costs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefits expenses (including payroll and payroll related costs and stock-based compensation expenses), consultant costs, professional services costs (including legal, investor relations, intellectual property, audit, accounting, and tax services), marketing costs, and direct or allocated expenses for rent, maintenance of facilities, insurance, and other overhead.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025 (in thousands)

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue	$7,340	$4,192	$3,148	75%
Cost of revenue	4,311	2,389	1,922	80%
Gross profit	3,029	1,803	1,226	68%
Operating expenses:
Research and development	1,724	939	785	84%
Selling, general and administrative	3,753	2,516	1,237	49%
Total operating expenses	5,477	3,455	2,022	59%
Loss from operations	(2,448)	(1,652)	(796)	(48)%
Non-operating income (expense), net:
Interest expense, net	(328)	(565)	237	42%
Other (expense) income, net	(2)	16	(18)	113%
Change in fair value of warrant liability	71	(80)	151	189%
Change in fair value of earnout liability	2,410	(2,230)	4,640	*
Loss on debt extinguishment and modification	—	(46)	46	100%
Total non-operating income (expense), net	2,151	(2,905)	5,056	174%
Loss before income tax expense	(297)	(4,557)	4,260	93%
Net loss and comprehensive loss	$(297)	$(4,557)	$4,260	93%
* Not meaningful.
Revenue
Revenue increased by $3.1 million to $7.3 million during the three months ended September 30, 2026 from $4.2 million during the three months ended September 30, 2025. The increase was primarily due to the sale of 15 Breast Acoustic CT Scanners during the three months ended September 30, 2026, as compared with nine scanners sold during the three months ended September 30, 2025, in accordance with MOQs per the Amended NXC Distribution Agreement.
Cost of Revenue
Cost of revenue increased by $1.9 million to $4.3 million during the three months ended September 30, 2026 from $2.4 million during the three months ended September 30, 2025. The increase was primarily due to the sale of 15 Breast Acoustic CT Scanners during the three months ended September 30, 2026, as compared with nine scanners sold during the three months ended September 30, 2025.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $0.8 million to $1.7 million during the three months ended September 30, 2026 from $0.9 million during the three months ended September 30, 2025. The increase was primarily due to an increase in professional service costs of $0.3 million, an increase in employee compensation and benefits expenses of $0.2 million due to higher headcount and merit-related salary increases, and an increase in clinical study expenses of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.2 million to $3.8 million during the three months ended September 30, 2026 from $2.5 million during the three months ended September 30, 2025. The increase was primarily due to an increase in compensation and benefits expenses of $0.9 million due to higher headcount and merit-related salary increases, an increase in marketing expenses of $0.2 million.

Interest Expense, Net
Interest expense, net decreased by $0.2 million to $0.3 million during the three months ended September 30, 2026 from $0.6 million during the three months ended September 30, 2025. The decrease was primarily due to the elimination of the debt discount amortization as a result of the modification of the Lynrock Lake Term Loan in May 12, 2026, partially offset by an increase in interest expense from the Lynrock Lake Term Loan as a result of the increase in the interest rate from 10% to 12% per annum on May 12, 2026.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability changed by $0.2 million to a benefit of $0.1 million during the three months ended September 30, 2026 from expense of $0.1 million during the three months ended September 30, 2025. The change was primarily due to a decrease in the market value of the outstanding public warrants during the three months ended September 30, 2026, compared to an increase in the market value of the outstanding public warrants during the 2025 period.
Change in Fair Value of Earnout Liability
Change in the fair value of earnout liability changed by $4.6 million to a benefit of $2.4 million during the three months ended September 30, 2026 from an expense of $2.2 million during the three months ended September 30, 2025. The conditions for the 2026 Earnout Shares were not met and therefore no shares were issued during the nine months ended September 30, 2026. Accordingly, the earnout liability of $2.4 million was reversed as of September 30, 2026. The expense of $2.2 million during the three months ended September 30, 2025 was due to an increase in the probability of outcome of the conditions for the 2026 Earnout Shares as of September 30, 2025.
Change in Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification was zero during the three months ended September 30, 2026 compared to $46 thousand during the three months ended September 30, 2025, due to the modification of the Lynrock Lake Term Loan on May 12, 2026, which was account for as an extinguishment of debt. As a result, the noncash, unamortized debt discount related to the Lynrock Lake Term Loan of $8.3 million was expensed in the second quarter of 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025 (in thousands)

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue	$21,305	$10,650	$10,655	100%
Cost of revenue	12,544	5,208	7,336	141%
Gross profit	8,761	5,442	3,319	61%
Operating expenses:
Research and development	5,072	2,692	2,380	88%
Selling, general and administrative	10,350	6,487	3,863	60%
Total operating expenses	15,422	9,179	6,243	68%
Loss from operations	(6,661)	(3,737)	(2,924)	(78)%
Non-operating expense, net:
Interest expense, net	(2,003)	(1,635)	(368)	(23)%
Other (expense) income, net	(10)	40	(50)	*
Change in fair value of warrant liability	(13)	(3,581)	3,568	100%
Change in fair value of derivative liability	—	101	(101)	(100)%
Change in fair value of earnout liability	2,210	(2,070)	4,280	*
Loss on issuance of debt	—	(6,640)	6,640	100%
Loss on debt extinguishment and modification	(8,294)	(2,170)	(6,124)	*
Total non-operating expense, net	(8,110)	(15,955)	7,845	(49)%
Loss before income tax expense	(14,771)	(19,692)	4,921	25%
Income tax expense	2	3	(1)	(33)%
Net loss and comprehensive loss	$(14,773)	$(19,695)	$4,922	25%
* Not meaningful.
Revenue
Revenue increased by $10.7 million to $21.3 million during the nine months ended September 30, 2026 from $10.7 million during the nine months ended September 30, 2025. The increase was primarily due to the sale of 43 Breast Acoustic CT Scanners during the nine months ended September 30, 2026, as compared with 23 scanners sold during the nine months ended September 30, 2025, in accordance with MOQs per the Amended NXC Distribution Agreement.
Cost of Revenue
Cost of revenue increased by $7.3 million to $12.5 million during the nine months ended September 30, 2026 from $5.2 million during the nine months ended September 30, 2025. The increase was primarily due to the sale of 43 Breast Acoustic CT Scanners during the nine months ended September 30, 2026, as compared with 23 scanners sold during the nine months ended September 30, 2025, including one scanner that had been repurchased at a lower cost and one depreciated scanner that had been repurposed for sale.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $2.4 million to $5.1 million during the nine months ended September 30, 2026 from $2.7 million during the nine months ended September 30, 2025. The increase was primarily due to an increase in professional service costs of $1.2 million, an increase in compensation and benefits expenses of $0.8 million due to higher headcount and merit-related salary increases, an increase in clinical study expenses of $0.3 million, and an increase in engineering costs of $0.2 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.9 million to $10.4 million during the nine months ended September 30, 2026 from $6.5 million during the nine months ended September 30, 2025. The increase was primarily due to an increase in compensation and benefits expenses of $3.1 million due to higher headcount and merit-related salary increases, an increase in professional services costs of $0.3 million, an increase in franchise tax of $0.2 million, and an increase in marketing expenses of $0.5 million, partially offset by an increase in allocation to cost of revenue of $0.4 million.
Interest Expense, Net
Interest expense, net increased by $0.4 million to $2.0 million during the nine months ended September 30, 2026 from $1.6 million during the nine months ended September 30, 2025. The increase was primarily due to interest expense and debt discount amortization of $1.3 million for the Lynrock Lake Term Loan, partially offset by a decrease in Yorkville Note interest of $0.5 million as a result of the termination of the Yorkville Note in the first quarter of 2025 and an increase in interest income of $0.2 million in the 2026 period. The debt discount amortization ended in May 2026 as a result of the modification of the Lynrock Lake Term Loan on May 12, 2026.
Other (Expense) Income, Net
Other (expense) income, net had an immaterial change to an expense of $10 thousand during the nine months ended September 30, 2026 from income of $40 thousand during the nine months ended September 30, 2025.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability changed by $3.6 million to $13 thousand during the nine months ended September 30, 2026 from expense of $3.6 million during the nine months ended September 30, 2025. The change was primarily due to the $3.3 million increase in the market value of the Lynrock Lake Warrant and Yorkville Warrant, which were issued in the first quarter of 2025 and subsequently revalued on June 11, 2025 upon modification during the nine months ended September 30, 2025, as well as a change in the market value of the outstanding public warrants during the nine months ended September 30, 2026 and 2025.
Change in Fair Value of Derivative Liability
Change in the fair value of derivative liability changed by $0.1 million to zero during the nine months ended September 30, 2026 from income of $0.1 million during the nine months ended September 30, 2025. The change was due to the extinguishment of the derivative liability during the nine months ended September 30, 2025 as a result of the extinguishment of the Yorkville Note.
Change in Fair Value of Earnout Liability
Change in the fair value of earnout liability changed by $4.3 million to a benefit of $2.2 million during the nine months ended September 30, 2026 from expense of $2.1 million during the nine months ended September 30, 2025. The conditions for the 2026 Earnout Shares were not met and therefore no shares were issued during the nine months ended September 30, 2026. Accordingly, the earnout liability of $2.4 million was reversed as of September 30, 2026. The expense of $2.1 million during the nine months ended September 30, 2025 was due to an increase in the probability of outcome of the conditions for the 2026 Earnout Shares as of September 30, 2025.
Loss on Issuance of Debt
Loss on issuance of debt decreased $6.6 million to zero during the nine months ended September 30, 2026 from $6.6 million during the nine months ended September 30, 2025. The decrease was due to $6.6 million in noncash expense incurred at the issuance of the Lynrock Lake Term Loan during the nine months ended September 30, 2025.
Change in Loss on Debt Extinguishment and Modification
Loss on debt extinguishment and modification increased by $6.1 million to $8.3 million during the nine months ended September 30, 2026 from $2.2 million during the nine months ended September 30, 2025. The increase was primarily due to the modification of the Lynrock Lake Term Loan on May 12, 2026, which was accounted for as an extinguishment of debt. As a result, the unamortized debt discount related to the Lynrock Lake Term Loan of $8.3 million was expensed in the nine months ended September 30, 2026. The expense of $2.2 million during the nine months ended September 30, 2025 related to an extinguishment loss for the Yorkville Note and Cable Car Note.

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
As of September 30, 2026, we had cash and cash equivalents of $8.1 million. We have incurred net operating losses and negative cash flows from operations since our inception and had an accumulated deficit of $67.8 million as of September 30, 2026. During the nine months ended September 30, 2026, we incurred a net loss of $14.8 million and used $10.7 million of cash in operating activities. We expect to continue to incur losses, and our ability to achieve and sustain profitability will depend on the achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital.
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
During the year ended December 31, 2025 and the nine months ended September 30, 2026, we completed a series of PIPE transactions and the May 2026 Public Offering, where we received cash in exchange for the issuance of shares of common stock plus warrants for the purchase of common stock.
•On April 9, 2025, we entered into the First Securities Purchase Agreement in an amount of approximately $0.5 million from related persons. The First Securities Purchase Agreement closed on which was closed on April 24, 2025 and we used the net proceeds from the offering for working capital purposes.
•On May 12, 2025, we entered into and closed the Second Securities Purchase Agreement in an amount of approximately $0.2 million. We used the net proceeds from the offering for working capital purposes.
•On September 30, 2025, we entered into the Third Securities Purchase Agreement in an amount of approximately $18.2 million, before deducting the offering expenses payable by us. The Third Securities Purchase Agreement closed on October 3, 2025 and we used the net proceeds from the offering for working capital purposes and to repay Tranche B of the Lynrock Lake Term Loan.
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
During the years ended December 31, 2025 and 2024 and the nine months ended September 30, 2026, we entered into several distribution agreements which provided us with MOQs as follows:
•On June 18, 2024, we entered into the Amended NXC Distribution Agreement between QT Imaging and NXC, as first amended on December 11, 2024 and further amended on March 28, 2025 which provides us with MOQs of 60 scanners in 2026, representing revenue of more than $28 million in 2026.
•On August 21, 2025, we entered into the Gulf Medical Distribution Agreement for an initial term of three years. Under the terms of the Gulf Medical Distribution Agreement, we granted to GMC the exclusive right to market, advertise, and sell our Breast Acoustic CT Scanner and the QTI Precision Pathway SaaS platform subscriptions in the Kingdom of Saudi Arabia (the “GMC Exclusive Right”), with MOQs of 20 scanners in 2026, 32 scanners in

2027, and 40 scanners in 2028, for a total minimum of 92 scanners, representing revenue of more than $51 million in 2026 through 2028, upon regulatory approval from the SFDA in the Kingdom of Saudi Arabia, which was received on June 2, 2026. The GMC Exclusive Right can be terminated by us if GMC does not meet the MOQs in any year during the term of the agreement.
•On January 19, 2026, we entered into the Al Naghi Distribution Agreement for an initial term of three years. Under the terms of the Al Naghi Distribution Agreement, we granted to Al Naghi the Al Naghi Exclusive Right, with MOQs of 7 scanners in 2026, 16 scanners in 2027, and 20 scanners in 2028, for a total minimum of 43 scanners, representing revenue of more than $24 million in 2026 through 2028, upon regulatory approval from the EDE in the UAE, which was received on March 17, 2026. The Al Naghi Exclusive Right can be terminated by us if Al Naghi does not meet the MOQs in any year during the term of the agreement.
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
During the three months ended September 30, 2026, we expanded our direct U.S. commercial sales organization with the appointments of three experienced regional sales leaders. This expanded team strengthens our ability to engage directly with breast imaging centers, clinicians and enterprise health systems, while continuing to leverage our exclusive distribution partnership with NXC. By combining established distribution infrastructure with expanded direct commercial and business development capabilities, we are building a scalable commercial model designed to deepen customer engagement, accelerate clinical adoption and installed-base growth, and support sustainable long-term revenue growth and margin expansion.
We believe that the additional cash received from the Lynrock Lake Term Loan, the extension of the maturity date of the Lynrock Lake Term Loan to March 2029, the additional cash received from the PIPE Investments and the May 2026 Public Offering, and the expected revenue from our direct sales efforts in the U.S., MOQs per the Amended NXC Distribution Agreement, and direct sales efforts and sales through distributors such as GMC and Al Naghi internationally will be sufficient to fund our current operating plan for at least the next 12 months.
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
There are no requirements to make any prepayment in the event that we sell any of our capital stock. In addition, at the option of Lynrock Lake, we will also make mandatory repayments of the term loan on a monthly basis, no later than five business days after the end of each month (provided that such date for payment is prior to the maturity date), if we or our subsidiaries receive payment of accounts receivable on or after January 1, 2026, in an amount equal to 15% of the aggregate amount of payments of accounts receivable actually received during such prior month, net of any cost of collection incurred not in the ordinary course of business. No Make-Whole Amount (as defined in the Lynrock Lake Credit Agreement) or Prepayment Premium is due or payable on any such mandatory prepayment as a result of receipt of accounts receivable on or after January 1, 2026. As of September 30, 2026, Lynrock Lake has not elected the repayment option in the amount equal to 15% of the aggregate amount of payments of accounts receivable actually received on or after January 1, 2026.
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
Upon issuance of the Lynrock Lake Term Loan, we recorded a loss of $6.6 million, including debt issuance costs of $0.2 million, in the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
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
On May 12, 2026, we and Lynrock Lake entered into the Lynrock Lake Second Amended Credit Agreement to extend the maturity date of the Lynrock Lake Term Loan from March 31, 2027 to March 31, 2029, and to increase the interest rate from 10% to 12% per annum. The Lynrock Lake Term Loan will be repaid on the maturity date in an amount equal to the aggregate principal amount outstanding, together with all accrued and unpaid interest and any outstanding and payable fees. The modification of the Lynrock Lake Term Loan was accounted for as an extinguishment of debt. Accordingly, we recorded a $8.3 million loss on debt extinguishment and modification related to the unamortized debt discount in the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026. We also recorded the new long-term debt in the amount of $10.1 million, plus the then-accrued interest of $1.3 million, in the unaudited condensed consolidated balance sheet as of September 30, 2026.
As of September 30, 2026, the outstanding amount of the Lynrock Lake Term Loan was $11.4 million and accrued interest was $0.5 million. Interest expense, including amortization of debt issuance costs, was $0.4 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The 2020 Notes are convertible, at the holder’s option, into shares of our common stock at the lower of $43.77 per share or the offering price in a financing of at least $5.0 million in equity from unaffiliated parties. As of September 30, 2026, an aggregate of 92,349 shares of common stock would be issued if the entire principal and interest under the 2020 Notes was converted.
As of September 30, 2026 and December 31, 2025, the outstanding amount of the 2020 Notes was $3.2 million and $3.2 million, respectively, and accrued interest was $0.9 million and $0.7 million, respectively.
Related Party Working Capital Loan
On May 3, 2023, we issued the Working Capital Note to a stockholder for a principal amount of $0.3 million. The Working Capital Note was subsequently amended and restated six times on June 12, 2023 to add an additional principal amount of $0.1 million, August 15, 2023 to add an additional principal amount of $0.1 million, August 29, 2023 to add an additional principal amount of $0.1 million, September 12, 2023 to add an additional principal amount of $0.1 million, September 15, 2023 to add an additional principal amount of $0.1 million, and October 26, 2023 to add an additional principal amount of $0.1 million, for an aggregate principal amount outstanding as of September 30, 2026 and December 31, 2025 under the Working Capital Note of $0.7 million. The Working Capital Note was issued to provide us with additional working capital during the period prior to consummation of the Business Combination Agreement with GigCapital5. The Working Capital Note is interest-free and originally matured on the earlier of (i) the date on which we consummated the Business Combination with GigCapital5; (ii) the date we wind up; or (iii) December 31, 2023. The Working Capital Note may be prepaid without penalty. On March 4, 2024, the holder of the Working Capital Note agreed to extend and subordinate the promissory note pursuant to and in accordance with the terms of the Business Combination Agreement. Effective on the closing of the Business Combination, the Working Capital Note cannot be repaid prior to the repayment or conversion of the Yorkville Note received from Yorkville. In connection with the issuance of the Lynrock Lake Term Loan, on February 26, 2025, the maturity date on the Working Capital Note was extended to October 1, 2027.

Cash Flows
The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(10,678)	$(5,858)
Net cash used in investing activities	(263)	(47)
Net cash provided by financing activities	8,903	6,448
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(2,038)	$543
Net Cash Used In Operating Activities
Net cash used in operating activities was $10.7 million for the nine months ended September 30, 2026 as compared to $5.9 million for the nine months ended September 30, 2025. Net cash used for the nine months ended September 30, 2026 consisted of a net loss of $14.8 million, adjusted for non-cash expenses primarily including stock-based compensation expense of $1.8 million, loss on debt extinguishment and modification of $8.3 million, non-cash interest of $1.1 million, and change in fair value of earnout liability of $2.2 million, and adjusted for the net change in operating assets and liabilities primarily including an increase in accounts receivable of $1.6 million, and an increase in inventory of $6.8 million, partially offset by and an increase in accounts payable of $0.3 million, an increase in accrued expenses and other current liabilities of $2.1 million, and an increase in other liabilities of $1.1 million.
Net cash used for the nine months ended September 30, 2025 consisted of a net loss of $19.7 million, adjusted for non-cash expenses primarily including stock-based compensation of $0.5 million, loss on issuance of the Lynrock Lake Term Loan of $6.6 million, debt extinguishment loss of $2.2 million, non-cash interest of $0.7 million, change in fair value of warrant liability of $3.6 million, and change in fair value of earnout liability of $2.1 million, and adjusted for the net change in operating assets and liabilities primarily including an increase in accounts receivable of $3.2 million, an increase in inventory of $2.1 million, and an increase in prepaid expenses and other current assets of $0.3 million, partially offset by an increase in accounts payable of $1.1 million, an increase in accrued expenses and other liabilities of $1.8 million, and an increase in other liabilities of $0.8 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2026 due to purchases of property and equipment. Net cash used in investing activities was $47 thousand for the nine months ended September 30, 2025 related to purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $8.9 million primarily due to net proceeds from the sale of common stock and warrants of $9.0 million and proceeds from stock option exercises of $0.2 million, partially offset by $0.3 million of stock issuance costs accrued in 2025 but paid during the nine months ended September 30, 2026, and equity award activity, net of shares withheld for taxes, of $0.1 million.
During the nine months ended September 30, 2025, net cash provided by financing activities was $6.4 million, primarily due to $15.0 million of net proceeds received from issuance of long-term debt related to the Lynrock Lake Term Loan and net proceeds from the sale of common stock and warrants of $0.7 million, proceeds from warrant exercises of $0.5 million, and proceeds from stock option exercises of $0.1 million, partially offset by the repayment of long-term debt of $4.7 million related to the Yorkville Note, Cable Car Note, warrant repurchase payment of $5.0 million to Yorkville, and payment for debt issuance costs of $0.2 million.
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
Contractual Obligations
We lease a facility in Novato, California, under a non-cancelable operating lease through May 31, 2027. There are no options or rights to extend the term of this lease.
On June 10, 2026, we entered into a lease agreement for a facility of approximately 22,000 sq. ft. in Petaluma, California. The lease term is approximately fifty months in stages starting on August 27, 2026 and ending on October 27, 2030, with an option to extend an additional sixty months. Total base rent under this lease is approximately $1.4 million. A ROU asset and an operating lease liability of $1.1 million each were recorded upon the lease commencement date during the third quarter of 2026. When we gain access to the remaining space covered under the lease, which is expected to occur on or about December 31, 2026, total base rent will increase by an additional $0.4 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1: Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A: Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report, other than as noted below. Any of these risk factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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
We have a history of net losses and negative cash flow from operations since inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of approximately $67.8 million and $53.0 million, respectively. For the nine months ended September 30, 2026 and 2025, we incurred net losses attributable to the Company of approximately $14.8 million and $19.7 million, respectively. For the nine months ended September 30, 2026 and 2025, we used cash in operations of $10.7 million and $5.9 million, respectively. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.

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
All shares issued as business combination consideration in the Business Combination are freely tradable without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144), including our directors, executive officers and other affiliates, and certain other former QT Imaging stockholders.
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
The shares already registered for resale currently represent over 50% of the total number of shares outstanding, based on the number of shares of common stock outstanding as of November 9, 2026. Even though the current trading price is significantly below the Company’s initial public offering price, based on the closing price of the common stock on November 9, 2026, certain of our stockholders may have an incentive to sell their shares because they will still profit on sales due to the lower prices at which they purchased their shares as compared to the public investors who acquired shares during the GigCapital5 initial public offering. For example, members of our founding stockholder, GigAcquisitions5, who received a distribution of shares from GigAcquisitions5 for which there is an effective resale registration statement, have a cost basis in up to 1,911,696 shares of common stock that were acquired at an effective purchase price of $0.0130776 per share, and, therefore, based on the closing price of the common stock, could earn an aggregate profit of approximately $4.3 million from the resale of such shares based upon the closing stock price on November 9, 2026.
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
On October 3, 2025, we issued the October 2025 Pre-Funded Warrants, covering 1,808,055 shares of common stock at an exercise price of $0.0003 per share, of which 440,434 shares were outstanding as of September 30, 2026. On May 18, 2026, we issued 800,000 May 2026 Pre-Funded Warrants at an exercise price of $0.0001 per share. In addition, the Company has other warrants that in the aggregate are exercisable for 39,334,847 shares of common stock at various exercise prices ranging from $1.0002 per share to $6.90 per share. This includes the warrant that we issued to Lynrock Lake in connection with the Lynrock Lake Warrant, which is exercisable for 25,313,508 shares of common stock at an exercise price of $0.9639 per share, but may be exercised on a “cashless basis.”
In addition, the shares of common stock that will be issued upon exercise of stock options already granted pursuant to the terms of, or those shares of common stock reserved for future issuance under the 2024 EIP will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed a registration statement on Form S-8 under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans and may in the future file additional registration statements on Form S-8. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
Certain of the Company’s warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the common stock.

As of September 30, 2026, an aggregate of 889,364 private warrants and working capital warrants that are Warrant Agreement Warrants, which following the Reverse Stock Split were exercisable for 296,445 shares of common stock, were outstanding. These warrants became exercisable 30 days after completion of the Business Combination and are exercisable now that we have an effective registration statement under the Securities Act covering the shares of common stock of the Company issuable upon exercise for so long as a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). Furthermore, the Company may redeem outstanding warrants in certain circumstances; provided, however, that these warrants will not be redeemable by the Company so long as they are held by the initial purchasers or any of its permitted transferees, to which the initial purchaser transferred the private warrants in June 2024. Under U.S. GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that these warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these warrants as a warrant liability and record (a) that liability at fair value, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.
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

Armed conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran launched on February 28, 2026, pose risks to the global economy and to our business, particularly as we have distribution arrangements in the Kingdom of Saudi Arabia and the UAE. Iran has retaliated across the Gulf region, including attacks against targets in Qatar, the UAE, Kuwait, Bahrain and the Kingdom of Saudi Arabia. Furthermore, starting on March 4, 2026, Iranian forces declared the Strait of Hormuz (the “Strait”) “closed” and have threatened and carried out attacks on ships attempting to transit the waterway. The Strait, which borders Iran and Oman, is a critical maritime choke point through which roughly 27% of the world’s maritime trade in crude oil and petroleum products, approximately 20% of global liquefied natural gas trade, and significant volumes of containerized manufactured goods and other commodities transit. Although U.S and other forces have acted to allow for shipping to be able to continue through the Strait, uncertainty remains as to whether ships can safely transit the Strait, and at what cost, with war risk insurance premiums for vessels transiting the Strait having surged from approximately 0.25% to as much as 1-3% of a vessel’s insured value, and major maritime insurers have withdrawn war-risk coverage entirely, rendering the Strait economically non-functional even when it may be physically accessible. As a result, maritime shipping traffic through the Strait has declined by approximately 90% or more from normal volumes. A significant escalation of hostilities in this or other global conflicts may have a material adverse impact on our business. The current military conflict may affect our ability to continue our projects in these regions due to lack of resources, local support, and safety for the workers of our distribution partners. In addition, our distribution partners may be unable to receive product shipments destined for the Kingdom of Saudi Arabia and the UAE, or may experience significant delays, increased costs and supply chain interruptions that could materially impair our ability to fulfill customer orders, maintain existing distribution relationships and generate revenue from the region. Any disruption to our ability to distribute our products to this region will likely result in an impact on our finances. Furthermore, although the length and impact of the ongoing conflict is in the Middle East is highly unpredictable, it could lead to global market disruptions. The escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by the United States, NATO (or member countries), the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. In addition, the escalation of military action in the Middle East has disrupted global shipping routes, increased transit times and freight costs, and created broader supply chain bottlenecks. These shipping disruptions may persist even after the cessation of active hostilities, as insurance markets, operator risk perception and network redesign operate independently of military conditions, and the experience of the Red Sea crisis from 2023 to 2025 has demonstrated that commercial shipping traffic may not return to pre-crisis levels for an extended period. Furthermore, any disruption to the flow of oil through the Strait of Hormuz or other critical shipping lanes, could result in a rapid and sustained increase in global oil and energy prices, which would increase transportation and logistics costs and the cost of petroleum-based production materials. Higher energy and fuel prices would also be disruptive for the global economy and our end user customers. In addition, an escalation of military action in the Middle East could disrupt global shipping routes, increase transit times and freight costs, and create broader supply chain bottlenecks similar to those experienced during prior periods of global disruption. Any macroeconomic deterioration resulting from an escalation in Middle Eastern hostilities could compound the existing challenges facing our business and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
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

10.63†*
Second Amendment to Credit Agreement, dated as of May 12, 2026, by and between QT Imaging Holdings, Inc. and Lynrock Lake Master Fund LP. (incorporated by reference to Exhibit 10.63 to Quarterly Report on Form 10-Q filed with the SEC on May 13, 2026).

10.64#*	Amended and Restated 2024 Equity Incentive Plan (incorporated be reference to Exhibit 10.1 to Registration Statement on Form S-8 filed with the SEC on August 3, 2026).

10.65*	Inducement Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed with the SEC on September 22, 2026).

14*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

19.1*	Stock Trading Policy and Insider Trading Prohibition (Insider Trading Policy).

21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1/A filed with the SEC on May 16, 2024).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.1*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.2*	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).

99.3*	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to GigCapital5’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).
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

QT IMAGING HOLDINGS, INC.

Dated: November 10, 2026	/s/ Dr. Raluca Dinu
Name: Dr. Raluca Dinu
Title: Chief Executive Officer

Dated: November 10, 2026	/s/ Jay Jennings
Name: Jay Jennings
Title: Chief Financial Officer